Form 10-K
period 1993-12-31
AMERICAN BUSINESS PRODUCTS INC
filed 1994-03-25
CIK 4672

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/ X / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993.

/  /     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                           Commission file no. 1-7088

                        AMERICAN BUSINESS PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

       GEORGIA                                                                   58-1030529
(State of Incorporation)                                            (I.R.S. Employer Identification No.)

           2100 RIVEREDGE PARKWAY, SUITE 1200, ATLANTA, GEORGIA 30328 (Address of principal executive offices, including zip code)

                                 (404) 953-8300
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
Title of each class                                on which registered
- -------------------                                -----------------------
Common Stock, $2 par value                         New York Stock Exchange

Common Stock Purchase Rights                       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES     NO   X
                                              ---      ---

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S OUTSTANDING COMMON STOCK, $2.00 PAR VALUE PER SHARE, HELD BY NON-AFFILIATES OF THE REGISTRANT ON March 8, 1994 WAS $158,804,172.

There were 10,682,799 shares of Common Stock outstanding on March 8, 1994.

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE

PORTIONS OF THE REGISTRANT'S 1993 ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993, ARE INCORPORATED BY REFERENCE IN PARTS I AND II HEREOF. PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1994 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 27, 1994, ARE INCORPORATED BY REFERENCE IN
PART III hEREOF.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

                                     PART I

ITEM 1 - BUSINESS

General

         American Business Products was incorporated under the laws of Delaware in December 1967 to acquire the stock of Curtis 1000 Inc., a producer of envelopes and forms which has operated since 1882. Hereinafter, American Business Products, Inc. and its subsidiaries are collectively referred to as the "Company." In April 1986, the Company was reincorporated under the laws of Georgia. The Company is one of the nation's leading producers of printed business supplies, principally envelope products and custom business forms. Additionally, the Company manufactures and distributes books for the publishing industry and also is engaged in specialty extrusion coating and laminating of papers, films, and nonwoven fabrics for packaging.

         On September 1, 1993, the Company acquired all of the stock of Home Safety Equipment, Inc., d/b/a Discount Labels for $26,745,000. Discount Labels is located in New Albany, Indiana and is engaged in the manufacture and sale of custom-printed labels. In addition, on October 28, 1993, the Company acquired certain assets of International Envelope Company for $15,125,000. Located principally in Exton, Pennsylvania, International Envelope Company is engaged in the manufacture of envelopes. (See "Item 1 - Business - Business Segments.")

Business Segments

         The Company's product line is among the broadest in the industry and is composed of three business segments: business supplies printing, book manufacturing, and specialty extrusion coating and laminating.

         Business supplies printing consists principally of the manufacture of specialty mailers and envelopes of all kinds, and the printing and production of business forms. The manufacture and distribution of specialty labels is a growing part of this segment. The Company produces a complete line of standard and special types and sizes of commercial mailing products including specialty mailers, which utilize multi-part forms and envelopes. Business forms include customized continuous forms for computer printers and word processors, snap-apart forms and checks, statements and invoices as well as other forms, with several thousand types of forms produced. Business supplies printing accounted for 74% of the Company's sales in 1993, 74% in 1992, and 77% in 1991.

         Book manufacturing consists of the printing and binding of both hard cover and soft cover books for the publishing industry. In addition, the Company provides storage and order fulfillment services by shipping orders to publishers' customers from a large, centrally located distribution center. This business segment accounted for 9% of the Company's sales in 1993, 9% in 1992, and 9% in 1991.

         Specialty extrusion coating and laminating, the Company's newest business segment, consists of applying plastic coatings in varying degrees of thickness to rolls of paper, film or fabric. The Company also prints and metalizes certain of these products for customers. The materials produced by this segment are used primarily for packaging consumer products such as individual servings of sugar, salt and pepper, sugar substitutes, and candy and ice cream bars, as well as medical and pharmaceutical products. These materials also are used for composite can liners and release liner papers for pressure sensitive products such as labels. This business segment accounted for 17% of the Company's sales in 1993, 17% in 1992, and 14% of sales in 1991.

         Financial information regarding the Company's three business segments is presented in the Notes to Consolidated Financial Statements under the heading "Business Segment Information" on page 24 of the Company's 1993 Annual Report, which information is incorporated herein by reference. Portions of the 1993 Annual Report are filed as Exhibit 13 to this Annual Report on Form 10-K.

Production

         Substantially all of the Company's products are manufactured by wholly owned subsidiaries of the Company in 41 manufacturing facilities located throughout the United States. (See "Item 2 - Properties.") The principal raw materials used by the Company in the manufacture of its products are paper, carbon, ink and poly-resins. All purchases of such materials are made at competitive prices negotiated with suppliers. The Company believes that there are sufficient alternative sources of supply to provide its raw material requirements if for any reason its present suppliers are unable to do so.

Trademarks

         The Company or its subsidiaries holds trademarks which management believes are sufficient for the operation of its properties without any substantial restrictions and adequate for the operation of each of its business segments.

Backlog

         As of February 28, 1994, the Company had backlogs believed to be firm of approximately $36.6 million for business supplies printing, approximately $5.8 million for book manufacturing and approximately $8.8 million for extrusion coating and laminating. Comparable backlogs as of February 28, 1993 were approximately $33.0 million for business supplies printing, approximately $4.9 million for book manufacturing and approximately $12.4 million for extrusion coating and laminating. All present backlogs are expected to be filled within the current fiscal year.

Distribution and Customers

         The Company's products are sold throughout the United States, and less than 1% of the Company's sales in any year have been outside of the United States. The Company's products are sold principally through approximately 750 sales representatives who sell only the Company's products. No customer or related group of customers in 1993 accounted for 10% or more of the sales of the Company. Demand for the Company's business supplies printing, book manufacturing and extrusion coating and laminating generally is not seasonal.

Competition

         Business supplies printing, book manufacturing, and specialty extrusion coating are highly competitive industries. Principal methods of competition are pricing and service. The business supplies industry consists of thousands of commercial printing enterprises, ranging from small family operations to large corporations. In marketing many of its products, the Company competes with some larger nationwide firms which have more resources than the Company as well as numerous local and regional businesses, most of which are smaller than the Company. The Company has generally maintained or increased its market share against competitors, large and small, by using to advantage its sales force, unusually large for its industries, and by the ability to process numerous small orders efficiently. Based on annual revenues attributable to the production of business supplies, the Company is a leading United States producer of printed business supplies. No competitor is known to offer the complete range of products offered by the Company, which believes it is among a relatively few companies with the capital resources to acquire automated equipment and maintain multiple work shifts as necessary.

         In the envelope industry, which had United States sales of approximately $2.7 billion in 1993, according to the Department of Commerce, the Company's largest subsidiary, Curtis 1000 Inc., is believed to be the leading direct-to-user marketer of business envelopes in the United States based on annual revenues, yet still has only a small share of the total market. Within the industry, the Company also holds a strong competitive position in the sale of specialty envelopes, including those manufactured from paper and a synthetic, olefin. Specialty envelopes comprise the strongest sector of this industry and offer the most favorable growth outlook, the Department of Commerce reported in its 1994 Industrial Outlook.

         The business forms industry, a segment of commercial printing, is composed of several hundred companies of varying sizes. On the basis of forms sales, the Company believes it is the fifth largest of these companies. Sales of manifold business forms in the United States in 1993 were estimated at approximately $6.7 billion by the United States Department of Commerce. This maturing industry has been characterized by strong pricing competition in recent years.

         Book printing, which had industry sales in the United States of $4.6 billion in 1993, is also highly competitive, and the Company competes with numerous other book manufacturers, many of which are larger and have substantially more resources than the Company and therefore possible advantages in production and marketing economies of scale and efficiencies. However, the Company has targeted certain segments of the industry as more attractive sectors, including university presses and publishers of religious books, while specializing in short to medium runs of book printing.

         Major competitors for the extrusion coating and laminating business segment, which nationally had 1993 sales of approximately $3 billion, are relatively few. They include Thilmany (division of International Paper), several divisions of James River Corporation and Twin Pack (Canada). While management believes none of these competitors is superior to the Company's subsidiary, Jen-Coat, Inc. ("Jen-Coat") in terms of quality and service, the factors which have been advantageous to Jen-Coat, including competition on the basis of price intensified in 1993, resulting in pressure on Jen-Coat's profit margin despite sharply higher sales. The Company has gained some competitive advantage by introducing new products, a strategy that is expected to continue to benefit the Company.

         In addition, the Company hopes to expand Jen-Coat's market share through research and development of new products for customers. The estimated amounts spent by the Company for Jen-coat's research and development activities during 1993, 1992 and 1991 were $401,000, $204,000 and $110,000, respectively.

         Entry barriers to this industry include a capital investment which is significant for small companies and highly individual market niches with relatively low sales volume which deters larger companies.

         Within the combined markets of the Company, the Company's total share of sales is relatively small, providing the opportunity to increase market share through innovative and creative products and effective marketing, which are major elements of the Company's strategy for growth.

Environmental Matters

         While the Company knows of no significant environmental liabilities involving its operations, it is currently analyzing several potential environmental issues. Reserves for possible losses have been recorded based on the Company's current assessment.

Employees

         At December 31, 1993, the Company had approximately 4,320 full-time employees. No significant number of employees is covered by any collective bargaining agreement.

International Operations

         The Company has a European joint venture, Curtis 1000 Europe GmbH ("CURTIS 1000 European"), which is 50% owned by the Company and has plants in four countries: Germany, England, Luxembourg and Poland. (See Part I - Item 2
- - Properties.") Curtis 1000 Europe manufactures and sells envelopes of all kinds. The Company's share of net income of Curtis 1000 Europe, which is not significant, is translated at average exchange rates prevailing during the year, and is included in the Consolidated Financial Statements of the Company and Notes to Consolidated Financial Statements which are incorporated herein by reference. (See Part II, Item 8 - Financial Statements and Supplementary Data.")

ITEM 2 - PROPERTIES

         The Company's executive offices are located in approximately 21,400 square feet of space at 2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia 30328. The offices are leased from an unaffiliated party under a lease expiring on January 26, 2003.

         The principal properties of the Company include production facilities, administrative/sales offices and warehouses. The Company operates 41 production facilities throughout the United States encompassing approximately 1,975,844 square feet. The Company owns 30 of these facilities while 11 are leased facilities. In addition, the Company and a European joint venture/partner operate production facilities which are owned or leased by the joint venture in Germany, Poland, England, and Luxembourg. The facilities in Germany and Poland are owned by the joint venture, and the facilities in England and Luxembourg are leased.

         The Company leases 60 administrative/sales offices and 6 warehouses, all of which are located in the United States. All of the Company's production facilities, administrative/sales offices and warehouses are used in the Company's business supplies printing business except for three of such facilities which are used in the Company's book manufacturing business and one which is used in the extrusion coating and laminating business.

         Certain properties owned by the Company are held subject to mortgages. See the information set forth under the heading "Long Term Debt" in the Notes to Consolidated Financial Statements on page 20 in the Company's 1993 Annual Report, which information is incorporated herein by reference.

         The Company believes that all of its properties and equipment are in good condition, fully utilized and suitable for the purposes for which they are being used.

ITEM 3 - LEGAL PROCEEDINGS

         As of March 25, 1994, there were no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or its subsidiaries was a party or of which any of their properties were the subject and none are expected by management to materially effect the Company's financial position and results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of 1993.

ITEM 4 (A) - EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information as of March 25, 1994 regarding the executive officers of the Company:

THOMAS R. CARMODY, 60, has served as President and Chief Executive Officer of the Company since July 1988. From July 1985 until July 1988, he served as President and Chief Operating Officer and he served as Executive Vice President and Chief Operating Officer from July 1982 until July 1985. He has been a director since 1983 and has served with the Company or Curtis 1000 Inc. for over 38 years.

WILLIAM C. DOWNER, 57, has served as Vice President-Finance and Chief Financial and Accounting Officer of the Company since August 1982. He has served with the Company or Curtis 1000 Inc. for over 26 years.

DAWN M. GRAY, 49, has served as Secretary of the Company since July 1989. She served as Assistant Secretary from October 1976 to June 1989. She has served with the Company or Curtis 1000 Inc. for over 27 years.

ROBERT W. GUNDECK, 51, has served as Executive Vice President and Chief Operating Officer of the Company since January 1993. He served as Vice President-Corporate Development of the Company from July 1990 to December 1992. He served as Director of Corporate Development from March 1988 to June 1990.
He has served with the Company for over 6 years.

RICHARD A. LEFEBER, 58, has served as Vice President-Administration of the Company since January 1980. He served as Secretary of the Company from August 1982 to June 1989. He has served with the Company or Curtis 1000 Inc. for over 36 years.

BOBBY ROGERS, 60, has served as Vice President-Information Systems of the Company since January 1981. He has served with the Company or Curtis 1000 Inc. for over 32 years.

         The Board of Directors elects officers annually in April for one year terms or until their successors are elected and qualified. Officers are subject to removal by the Board of Directors at any time.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information relating to the market for, holders of and dividends paid on the Company's Common Stock is set forth under the captions "Stock Exchange Listing," "Shareholders of Record," "Quarterly Data 1993" and "Quarterly Data 1992" on the inside front cover and pages 14 and 15 of the Company's 1993 Annual Report, which information is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

         Selected consolidated financial data for the Company for each year of the eleven year period ended December 31, 1993 is set forth under the caption "Eleven Year Financial Review" on pages 14 and 15 in the Company's 1993 Annual Report, which information is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         A discussion of the Company's financial condition and results of operations at and for the dates and periods covered by the consolidated financial statements set forth in the Company's 1993 Annual Report is set forth under the caption "Management's Discussion and Analysis" on pages 25 through 27 of the Company's 1993 Annual Report. Such discussion is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of the Company and its subsidiaries, together with the Independent Auditors' Report, which are set forth on pages 16 through 24 in the Company's 1993 Annual Report, are incorporated herein by reference:

                 Consolidated Statements of Income for each of the three years in the period ended December 31, 1993

                 Consolidated Balance Sheets as of December 31, 1993 and 1992

                 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1993

                 Notes to Consolidated Financial Statements

         The supplementary consolidated financial information regarding the Company which is required by Item 302 of Regulation S-K is set forth under the caption "Quarterly Data 1993" on page 14 and "Quarterly Data 1992" on page 15 of the Company's 1993 Annual Report. Such information is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change of independent accountants by the Company in the past two fiscal years or subsequently.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors of the Company is set forth in "Proposal 1 - Election of Directors" under the captions "Nominees," "Information Regarding Nominees and Directors" and "Meetings and Committees of the Board of Directors" in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Shareholders to be held on April 27, 1994 (the "Proxy Statement"). Such information is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth in Part I, Item 4(A) of this Report under the caption "Executive Officers of the Registrant." Information regarding compliance by directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934." Such information is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

         Information relating to compensation of the executive officers and directors of the Company is set forth in "Proposal 1 - Election of Directors" under the caption "Director Compensation" and in "Executive Compensation" in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding ownership of the Company's $2.00 par value Common Stock by certain persons is set forth in "Voting" under the caption "Principal Shareholders" and in "Proposal 1 - Election of Directors" under the caption "Information Regarding Nominees and Directors" and under the caption "Executive Compensation" in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is aware of no relationships or transactions between the Company and affiliates of the Company which are required to be reported under this Item 13.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

         1.      Financial Statements

                 The Consolidated Financial Statements and the Independent Auditors' Report thereon which are required to be filed as part of this Report are included in the Company's 1993 Annual Report and are set forth in and incorporated by reference in
                 Part II, Item 8 hereof. These Consolidated Financial Statements are as follows:

                 Consolidated Statements of Income for each of the three years in the period ended December 31, 1993

                 Consolidated Balance Sheets as of December 31, 1993 and 1992

                 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1993

                 Notes to Consolidated Financial Statements

         2.      Financial Statement Schedules

                 The financial statement schedules filed as part of this Report pursuant to Article 12 of Regulation S-X and the Independent Auditors' Report in connection therewith are contained in the Index of Financial Statement Schedules on page S-1 of this Report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the Consolidated Financial Statements or notes thereto.

         3.      Exhibits

                 The exhibits required to be filed as part of this Report are set forth in the Index of Exhibits on page E-1 of this Report.

(b)      Reports on Form 8-K:

         On October 29, 1993, the Company filed a Current Report on Form 8-K to report the acquisition of International Envelope Company of Exton, PA.

         On November 5, 1993, the Company filed a Current Report on Form 8-K/A which amended a Current Report on Form 8-K filed September 13, 1993, and contained required Item 7 Financial Statements and Exhibits.

(c) The exhibits required to be filed as part of this Report are set forth in the Index of Exhibits on page E-1 of this Report.

(d) The financial statement schedules required to be filed as part of this Report are set forth in the Index of Financial Statement Schedules on page S-1 of this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN BUSINESS PRODUCTS, INC.


                                BY: /s/ Thomas R. Carmody
                                    ------------------------------------
                                    Thomas R. Carmody
                                    President and Chief Executive Officer

                                DATE:     March 25, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     SIGNATURE                       TITLE                    DATE
* F. Duane Ackerman             Director                 March 25, 1994
- ---------------------
F. Duane Ackerman



*John E Aderhold                Director                 March 25, 1994
- ---------------------
John E. Aderhold



* W. J. Biggers                 Director and             March 25, 1994
- ---------------------
W. J. Biggers                   Chairman of the Board


/s/ Thomas R. Carmody           Director, President      March 25, 1994
- ---------------------           and Chief Executive
Thomas R. Carmody               Officer


* Henry Curtis VII              Director                 March 25, 1994
- ---------------------
Henry Curtis VII

     SIGNATURE                       TITLE                    DATE
     ---------                       -----                    ----
* Herbert J. Dickson            Director                March 25, 1994
- -----------------------
Herbert J. Dickson


* Robert W. Gundeck             Director                March 25, 1994
- -----------------------
Robert W. Gundeck


* Hollis L. Harris              Director                March 25, 1994
- -----------------------
Hollis L. Harris


* W. Stell Huie                 Director                March 25, 1994
- -----------------------
W. Stell Huie


* Thomas F. Keller              Director                March 25, 1994
- -----------------------
Thomas F. Keller


* G. Harold Northrop            Director                March 25, 1994
- -----------------------
G. Harold Northrop


* Marvin E. Schmalzried         Director                March 25, 1994
- -----------------------
Marvin E. Schmalzried


/s/ William C. Downer           Vice President-Finance  March 25, 1994
- -----------------------         and Chief Financial
William C. Downer               and Accounting Officer



* By:/s/ Dawn M. Gray
     -------------------------------
     Dawn M. Gray,
     Attorney-in-Fact

                        AMERICAN BUSINESS PRODUCTS, INC.

                     INDEX OF FINANCIAL STATEMENT SCHEDULES


                                                                                     PAGE
                                                                                     ----
Independent Auditors' Report                                                         S-2

Schedules of the Company and Subsidiaries

            V - Plant and Equipment                                                  S-3

           VI - Accumulated Depreciation and
                Amortization of Plant and Equipment                                  S-4

         VIII - Valuation Reserves                                                   S-5

INDEPENDENT AUDITORS' REPORT



American Business Products, Inc.:

We have audited the consolidated financial statements of American Business Products, Inc. and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 25, 1994; such financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of American Business Products, Inc. and subsidiaries listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE


Atlanta, Georgia
February 25, 1994

                                                                      SCHEDULE V
               AMERICAN BUSINESS PRODUCTS, INC. AND SUBSIDIARIES
                              PLANT AND EQUIPMENT
                                 (IN THOUSANDS)



                                                                                    OTHER CHANGES
                                           BEGINNING      ADDITIONS                  ADD (DEDUCT)      ENDING
 DESCRIPTION                               BALANCE         AT COST     RETIREMENTS   DESCRIBE (1)      BALANCE
 -------------------------------------     ---------      ---------    -----------  -------------     --------
 For the Year Ended December 31, 1991:

 Land                                        5,106            251           191                         5,076
 Buildings and improvements                 37,171          3,165         2,150                        38,186
 Machinery and equipment                    87,871         11,140         6,351                        92,660
                                           -------         ------         -----                       -------
     TOTAL                                 130,058         14,556         8,692                       135,922


 For the Year Ended December 31, 1992:

 Land                                        5,076            295           416                         4,955
 Buildings and improvements                 38,186          3,862           305                        41,743
 Machinery and equipment                    92,660         13,120         3,012                       102,768
                                           -------         ------         -----                       -------
     TOTAL                                 135,922         17,277         3,733                       149,466



 For the Year Ended December 31, 1993:

 Land                                        4,955            870                         115           5,940
 Buildings and improvements                 41,743          3,615           339         3,456          48,475
 Machinery and equipment                   102,768         11,496         3,248        10,789         121,805
                                           -------         ------         -----        ------         -------
     TOTAL                                 149,466         15,981         3,587        14,360         176,220

(1) Cost of assets acquired from Discount Labels, Inc. on September 1, 1993, $7,600.
         Cost of assets acquired from International Envelope Co. on October 28, 1993, $6,760.

                                                                 SCHEDULE VI

               AMERICAN BUSINESS PRODUCTS, INC. AND SUBSIDIARIES
                   ACCUMULATED DEPRECIATION AND AMORTIZATION
                             OF PLANT AND EQUIPMENT
                                (IN THOUSANDS)

                                                         ADDITIONS
                                                        CHARGED TO                       OTHER CHANGES
                                         BEGINNING      COSTS AND                         ADD (DEDUCT)             ENDING
 DESCRIPTION                             BALANCE        EXPENSES    RETIREMENTS            DESCRIBE               BALANCE
 ------------------------------------    ---------      ----------  -----------         ----------------         ----------
 For the Year Ended December 31,1991:

 Buildings and improvements               11,638          1,713         905                                          12,446
 Machinery and equipment                  46,380          9,240       5,494                                          50,126
                                          ------         ------      ------                                          ------
      TOTAL                               58,018         10,953       6,399                                          62,572


 For the Year Ended December 31, 1992:

 Buildings and improvements               12,446          1,776         283                                          13,939
 Machinery and equipment                  50,126         10,033       2,558                                          57,601
                                          ------         ------      ------                                          ------
      TOTAL                               62,572         11,809       2,841                                          71,540


 For the Year Ended December 31, 1993:

 Buildings and improvements               13,939          1,945         333                                          15,551
 Machinery and equipment                  57,601         11,394       2,774                                          66,221
                                          ------         ------      ------                                          ------
      TOTAL                               71,540         13,339       3,107                                          81,772

                                                                   SCHEDULE VIII


               AMERICAN BUSINESS PRODUCTS, INC. AND SUBSIDIARIES
                               VALUATION RESERVES
                                 (IN THOUSANDS)


                                                                  ADDITIONS
                                                                 CHARGED TO  OTHER CHANGES
                                                BEGINNING         COSTS AND  ADD (DEDUCT)                   ENDING
 DESCRIPTION                                     BALANCE          EXPENSES   DESCRIBE (1)   DEDUCTIONS (2)  BALANCE
 --------------------------------------       ------------        --------   -----------    -----------     -------
 For the Year Ended December 31, 1991:

 Allowance for doubtful accounts                1,635            1,165                      1,142           1,658



 For the Year Ended December 31, 1992:

 Allowance for doubtful accounts                1,658            1,049                        869          1,838


 For the Year Ended December 31, 1993:

 Allowance for doubtful accounts                1,838            1,072            238         930          2,218



(1)      Reserve assumed from Discount Labels, Inc. on September 1, 1993.
(2) Deductions represent uncollectible accounts charged off, less recoveries.

                        AMERICAN BUSINESS PRODUCTS, INC.
                               INDEX OF EXHIBITS


         Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

EXHIBIT
NUMBER          DESCRIPTION
- -------         -----------
3.1             Articles of Incorporation (Exhibit 3(a), Annual Report on Form 10-K for the fiscal year ended December 31,
                1989).

3.2             Restated Bylaws, as amended (Exhibit 3(b), Annual Report on Form 10-K for the fiscal year ended December
                31, 1990).

4.1             Note Agreement dated as of October 1, 1990 among the Company and the institutional investors listed on
                Schedule I thereto, together with the form of 9.92% Senior Note to be used in connection therewith (Exhibit
                4, Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

4.2             Note Agreement dated as of December 1, 1993 among the Company and the institutional investors listed on
                Schedule I thereto, together with the form of 5.77% Senior Note to be used in connection therewith.

4.3             Form of Rights Agreement dated as of October 25, 1989 between the Company and Citizens and Southern Trust
                Company (Georgia), N.A. (Exhibit 4, Current Report on Form 8-K dated October 25, 1989).

4.4             First Amendment to Rights Agreement dated as of August 10, 1992 between the Company and Wachovia Bank of
                North Carolina, N.A., as successor Rights Agent (Exhibit 4(c), Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.1            Executive Compensation Plans and Arrangements:

                (a)     Supplemental Retirement Income Plan (Exhibit 10(a), Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

                (b)     Deferred Compensation Investment Plan (Directors) (Exhibit 10(b), Annual Report on Form 10-K for
                        the fiscal year ended December 31, 1989).

EXHIBIT
NUMBER         DESCRIPTION
- -------        -----------
               (c)     Deferred Compensation Investment Plan (Executives) (Exhibit 10(c), Annual Report on Form 10-K for
                       the fiscal year ended December 31, 1989).

               (d)     1981 Stock Option Plan (Exhibit 10(d), Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1989).

               (e)     Deferred Compensation Plan for Directors (Exhibit 10(e), Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

               (f)     American Business Products, Inc. Executive Retirement Plan dated September 14, 1992 (Exhibit
                       10(h), Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

               (g)     1991 Stock Option Plan, and form of proposed First Amendment thereto.

               (h)     Form of proposed 1993 Directors Stock Incentive Plan.

10.2           Agreement for the Purchase of Stock dated as of September 21, 1990 by and among the Company, Edward C.
               Leavy, Edward C. Leavy, Executor under the will of Jean L. Leavy, and James B. Kauffman relating to the purchase of Jen-Coat, Inc. (Exhibit 2, Current Report on Form 8-K, dated October 1, 1990).

10.3           (a)     Stock Purchase Agreement dated September 1, 1993 among the Company, Home Safety Equipment Co.,
                       Inc., and William Frederick Conway, Sr., Betty Conway, Allen C. Conway, Winifred Conway Arledge,
                       William Frederick Conway, Jr., Winifred B. Arledge, QSST Trust #1, Winifred B. Arledge, QSST Trust
                       #2, Allen C. Conway, QSST Trust #1, Allen C. Conway, QSST Trust #2, Allen C. Conway, QSST Trust
                       #3, and William Frederick Conway, Jr., QSST Trust #1, William Frederick Conway, Jr., QSST Trust #2

EXHIBIT
NUMBER          DESCRIPTION
- -------         -----------
                        (Exhibit 2, Current Report on Form 8-K dated September 13, 1993).

                (b)     Non-Competition Agreement dated as of August 10, 1993 by and among William Frederick Conway, Sr.,
                        Betty Conway, Allen C. Conway, Winifred Conway Arledge, Sol A. Arledge, and William Frederick
                        Conway, Jr. and the Company (Exhibit 99.1, Current Report on Form 8-K, dated September 13, 1993).

13              Portions of the inside cover page and pages 14 through 27 of the Company's 1993 Annual Report which are incorporated herein by reference.

21              Subsidiaries of the Registrant.

23              Consent of Independent Auditors.

24              Power of Attorney.