Form 10-Q
period 1994-03-31
AMERICAN BUSINESS PRODUCTS INC
filed 1994-05-13
CIK 4672

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended      March 31, 1994       Commission file number 1-7088
                  ---------------------                            ------


                        AMERICAN BUSINESS PRODUCTS, INC.
- - --------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


         Georgia                                             58-1030529
- - --------------------------------------------------------------------------------
 (State of Incorporation)                                  (IRS Employer
                                                         Identification No)


2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia            30328
- - --------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code         (404) 953-8300
                                                  ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      No  X
    ---     ---


    Common Stock, $2.00 par value                     10,683,102 shares
    -----------------------------            ----------------------------------
              (Class)                          (Outstanding at March 31, 1994)




                                 Page 1 of 8
                           Exhibit Index on Page 6

                                    PART I

                            FINANCIAL INFORMATION
                            ---------------------

Item 1.  Financial Statements
- - -------  --------------------

The Consolidated Balance Sheets of the Company as of March 31, 1994, and December 31, 1993 and the Consolidated Income Statements of the Company for the three months ended March 31, 1994, and 1993, are incorporated herein by reference to the Company's Quarterly Report to Shareholders for the three months ended March 31, 1994, attached hereto as Exhibit 19. Set forth below are the Consolidated Statements of Cash Flows of the Company for the three months ended March 31, 1994, and 1993, along with certain notes to the financial statements.


                       AMERICAN BUSINESS PRODUCTS, INC.


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED MARCH 31, 1994, AND 1993 (UNAUDITED)
       ---------------------------------------------------------------

                                                              1994                   1993
                                                              ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Income from operations                                   $ 3,661,000             $ 4,670,000
 Adjustments to reconcile net income to net cash
   provided by operating activities                        -5,284,000              -3,928,000
                                                          -----------             -----------
    Net cash (used) provided by operating activities       -1,623,000                 742,000

CASH FLOWS USED IN INVESTING ACTIVITIES
  (Increase) in annuity contracts                                                  -7,467,000
  Decrease in cash value of life insurance                  1,602,000
  Additions to plant and equipment                         -2,827,000              -3,973,000
  Other                                                         2,000                 104,000
                                                          -----------             -----------
    Net cash used in investing activities                  -1,223,000             -11,336,000


CASH FLOWS USED BY FINANCING ACTIVITIES
Dividends paid                                             -2,137,000              -2,004,000
Other                                                        -369,000                -297,000
                                                          -----------             -----------
  Net cash used by financing activities                    -2,506,000              -2,301,000

Net (decrease) in cash and cash equivalents                -5,352,000             -12,895,000
Cash and cash equivalents at beginning year                30,151,000              30,024,000
                                                          -----------             -----------
Cash and cash equivalents at end of period                $24,799,000             $17,129,000
                                                          ===========             ===========

                       AMERICAN BUSINESS PRODUCTS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

 1.      Unaudited Condensed Consolidated Financial Statements

         The information contained in these condensed consolidated financial statements and notes is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of such information have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 2.      Consolidation Policy

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions have been eliminated.

 3.      Net Income Per Share

         Net income per common share is based upon the weighted average number of shares outstanding during each period: 10,682,195 and 10,686,076 for the three month periods ended March 3l, 1994, and March 31, 1993, respectively.

 4.      Inventories

         Inventories consisted of the following at the dates indicated:

                                                   March 31, 1994           December 31, 1993
         Products finished or in process             $24,449,000               $24,510,000
         Raw materials                                23,396,000                20,771,000
         Supplies                                        626,000                   406,000
                                                     -----------               -----------
                        Total                        $48,471,000               $45,687,000
                                                     ===========               ===========


5. The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits", on January 1, 1994. The cumulative affect of this change on all periods decreased net income $605,000 or $.06 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition
- - ------   -----------------------------------------------------------
         and Results of Operations
         -------------------------

 1.  Liquidity and Capital Resources

     The current ratio increased to 2.8 to 1 at March 31, 1994, from 2.6 to 1 at December 31, 1993.

     The Company does not anticipate incurring significant additional debt and internal cash flows should be sufficient to generate funds for normal operations.


 2.  Results of Operations
     ---------------------

     Sales during the first quarter of 1994 increased by 19.5% over sales for the same period of 1993. Without sales generated by operations acquired in late 1993, the Company's revenues would have increased by approximately 3% over the same period in 1993, resulting principally from an increase in unit sales.

     Cost of goods sold as percentage of sales increased to 70.2% in 1994 from 69.4% in 1993 principally as a result of increased price competition in the Company's major markets. Selling and administrative expenses decreased to 23.3% of sales in 1994 compared to 23.9% in 1993 as a result of the Company's continuing efforts to control expenses. Interest expense increased to 1.7% of sales in 1994 from 1.1% in 1993 as a result of incurring additional debt to finance two acquisitions in late 1993.

     The effective income tax rate for the first quarter of 1994 increased to 39.3% compared to 34.3% in 1993 as a result of several factors including an increase in the federal statutory rate, decreased levels of non-taxable income and increased provisions for state income taxes.

                                    PART II

                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
- - -------  ---------------------------------

a.  Exhibits attached hereto:


Number                Description
- - ------                -----------

  19       Quarterly Report to Shareholders
           for the three months ended March 31, 1994.


b.  Reports on Form 8-K.


    None


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN BUSINESS PRODUCTS, INC.
                                 --------------------------------
                                          (Registrant)


DATE:  May 13, 1994                        /S/ W. C. Downer
                                 -------------------------------------
                                 W. C. Downer, Vice President-Finance
                                 (Chief Financial and Accounting
                                  Officer and Duly Authorized Officer)

                       AMERICAN BUSINESS PRODUCTS, INC.

                               INDEX OF EXHIBITS


Number            Description
- - ------            -----------

  19       Quarterly Report to Shareholders
           for the three months ended March 31, 1994