Form 10-Q
period 1994-06-30
AMERICAN BUSINESS PRODUCTS INC
filed 1994-08-11
CIK 4672

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended    June 30, 1994       Commission file number 1-7088
                   -----------------                            ------


                       AMERICAN BUSINESS PRODUCTS, INC.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Georgia                                       58-1030529
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No)


2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia      30328
- - -------------------------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code      (404) 953-8300
                                                   --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No  X
    ---      ---


    Common Stock, $2.00 par value                    10,686,406 shares
    -----------------------------             ---------------------------------
               (Class)                         (Outstanding at June 30, 1994)




                           Exhibit Index on Page 7

                                    PART I

                            FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Balance Sheets of the Company as of June 30, 1994, and December 31, 1993 and the Consolidated Income Statements of the Company for the three months and six months ended June 30, 1994, and 1993, are incorporated herein by reference to the Company's Quarterly Report to Shareholders for the six months ended June 30, 1994, attached hereto as Exhibit 19. Set forth below are the Consolidated Statements of Cash Flows of the Company for the six months ended June 30, 1994, and 1993.

                       AMERICAN BUSINESS PRODUCTS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 1994, AND 1993 (UNAUDITED)

                                                                                    1994               1993
                                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Income from operations                                                          $ 8,061,000        $ 8,308,000
 Adjustments to reconcile net income to net cash
   provided by operating activities                                                1,876,000         -3,619,000
                                                                                 -----------        -----------
    Net cash(used) provided by operating activities                                9,937,000          4,689,000

CASH FLOWS USED IN INVESTING ACTIVITIES
  (Increase) in annuity contracts                                                                    -6,234,000
  Decrease (increase)in cash value of life insurance                               1,261,000         -2,459,000
  Additions to plant and equipment                                                -6,152,000        -10,291,000
  Other                                                                               52,000            149,000
                                                                                 -----------        -----------
    Net cash used in investing activities                                         -4,839,000        -18,835,000

CASH FLOWS USED BY FINANCING ACTIVITIES
Dividends paid                                                                    -4,273,000         -4,008,000
Other                                                                               -693,000          3,202,000
                                                                                 -----------        -----------
  Net cash used by financing activities                                            4,966,000           -806,000

Net (decrease) in cash and cash equivalents                                          132,000        -14,952,000
Cash and cash equivalents at beginning year                                       30,151,000         30,025,000
                                                                                 -----------        -----------
Cash and cash equivalents at end of period                                       $30,283,000        $15,073,000
                                                                                 ===========        ===========


                       AMERICAN BUSINESS PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  Unaudited Consolidated Financial Statements

     The information contained in these consolidated financial statements and notes is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of such information have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 2.  Consolidation Policy

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions have been eliminated.

 3.  Net Income Per Share

     Net income per common share is based upon the weighted average number of shares outstanding during each period: 10,683,155 and 10,684,514 for the six month periods and 10,683,901 and 10,682,969 for the second quarter ended June 30, 1994, and June 30, 1993, respectively.

 4.  Inventories

     Inventories consisted of the following at the dates indicated:


                                           June 30, 1994      December 31,1993
                                           -------------      ----------------

     Products finished or in process        $24,076,000         $24,510,000
     Raw materials                           22,149,000          20,771,000
     Supplies                                   625,000             406,000
                                            -----------         -----------
              Total                         $46,850,000         $45,687,000
                                            ===========         ===========

5. The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits", on January 1, 1994, and recorded the cumulative effect of this change on that date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 1.  Liquidity and Capital Resources

     The current ratio increased to 2.8 to 1 at June 30, 1994, from 2.6 to 1 at December 31, 1993.

     The Company does not anticipate incurring significant additional debt and internal cash flows should be sufficient to generate funds for normal operations.

 2.  Results of Operations

     Sales during the second quarter and first six months of 1994 increased by 20.8% and 20.2% over sales for the same period of 1993. Without sales generated by operations acquired in late 1993, the Company's revenues would have increased by approximately 3% over the same periods in 1993, resulting principally from an increase in unit sales.

     Cost of goods sold, selling and administrative expenses expressed as a percentage of sales for the second quarter of 1994 were 70.2%, 23.0% and 1.6% respectively compared to 70.7%, 23.5% and 1.3% for the second quarter of 1993. The decrease in the percentage for cost of goods sold is attributable principally to better profit margins from operations acquired in late 1993. The decrease in the percentage for selling and administrative expenses reflects the Company's continuing efforts to control expenses. The increase in the percentage for interest expense is attributable to additional debt incurred in 1993 to finance the acquisitions mentioned above.

     Cost of goods sold, selling and administrative expenses and interest expense expressed as a percentage of sales for the first six months of 1994 were 70.2%, 23.1% and 1.7%, respectively compared to 70.0%, 23.7% and 1.2% for the first six months of 1993. The increase in cost of goods sold as a percentage of sales results from a combination of increased pricing pressures and a higher profit margin from operations acquired in late
     1993. The decrease in the percentage for selling and administrative expenses and the increase in the percentage for interest expense result from the same reasons explained above for the second quarter.

     The effective income tax rate for the first quarter of 1994 were 43.2% and 41.3% compared to 35.4% and 34.8% in 1993. These increases were attributable principally to decreased levels of nontaxable income, an increase in the federal statutory rate, increased provisions for state income taxes and to income tax assessments.

                                    PART II
                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


The 1994 Annual Meeting of Shareholders of the Company was held on April 27, 1994, and proxies were solicited under Regulation 14A of the Securities Exchange Act of 1934.

The following nominees for director were elected to serve as director until the 1997 Annual Meeting of Shareholders:

                                                                                                  BROKER
                                                   FOR                  WITHHELD                 NON-VOTES
                                                ---------               --------                 ---------
              F. Duane Ackerman                 9,636,450                42,394                    0
              John E. Aderhold                  9,637,441                41,403                    0
              Thomas F. Keller                  9,636,766                42,078                    0
              Marvin E. Schmalzried             9,637,747                41,097                    0


The following directors continued in office as directors after the 1994 Annual Meeting for the following terms:


                  DIRECTOR                                       TERM EXPIRES
                  --------                                       ------------

              Thomas R. Carmody                                       1995
              Robert W. Gundeck                                       1995
              Hollis L. Harris                                        1995
              W. Stell Huie                                           1995
              W. Joseph Biggers                                       1996
              Henry Curtis VII                                        1996
              Herbert J. Dickson                                      1996
              G. Harold Northrop                                      1996

A proposal to amend the 1991 Stock Option Plan was approved as follows:


                                                                     BROKER
FOR                    AGAINST                  ABSTAIN             NON-VOTE
- - ---                    -------                  -------             --------

8,451,011             1,150,477                 76,694                 662

A proposal to adopt the 1993 Directors Stock Incentive approved as follows:

                                                                    BROKER
FOR                    AGAINST                  ABSTAIN            NON-VOTE
- - ---                    -------                  -------            --------

9,147,017              460,964                  70,202               661

The other matter which was voted upon and approved during the 1994 Annual Meeting was a proposal to ratify the appointment of Deloitte & Touche as independent accountants of the Company for the 1994 fiscal year.

                                                              BROKER
AFFIRMATIVE    NEGATIVE                     ABSTENTIONS      NON-VOTES
- - -----------    --------                     -----------      ---------

 9,605,881      40,882                        32,081             0


Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits attached hereto:

     Number                 Description
     ------                 -----------
       19        Quarterly Report to Shareholders
                 for the three months ended June 30, 1994.

     b.  Reports on Form 8-K.

           None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICAN BUSINESS PRODUCTS, INC.
                                     --------------------------------
                                               (Registrant)


DATE:  August 9, 1994                /S/  W. C. Downer
                                     ------------------------------------
                                     W. C. Downer, Vice President-Finance
                                     (Chief Financial and Accounting
                                     Officer and Duly Authorized Officer)

                       AMERICAN BUSINESS PRODUCTS, INC.

                               INDEX OF EXHIBITS


Number               Description                         Page Number
- - ------               -----------                         -----------

  19       Quarterly Report to Shareholders              Page 1 - 6
           for the three months ended June 30, 1994