Form 10-Q
period 1994-09-30
AMERICAN BUSINESS PRODUCTS INC
filed 1994-11-04
CIK 4672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1994      Commission file number  1-7088
                      ------------------                              ------

                       AMERICAN BUSINESS PRODUCTS, INC.
- - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Georgia                                             58-1030529
- - ------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No)





2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia            30328
- - ------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (404) 953-8300
                                                   ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    No  X
   ---    ---



  Common Stock, $2.00 par value                    10,691,669 shares
  -----------------------------         ----------------------------------
             (Class)                    (Outstanding at September 30,1994)




                            Exhibit Index on Page 6

                                     PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements

The Consolidated Balance Sheets of the Company as of September 30, 1994, and December 31, 1993, and the Consolidated Income Statements of the Company for the three months and nine months ended September 30, 1994, and 1993, are incorporated herein by reference to the Company's Quarterly Report to Shareholders for the nine months ended September 30, 1994, attached hereto as
Exhibit 19. Set forth below are the Consolidated Statements of Cash Flows of the Company for the nine months ended September 30, 1994, and 1993, along with certain notes to the financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993 (UNAUDITED)


                                                                 1994                     1993
                                                                 ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
- - ------------------------------------
  Income from operations                                    $ 12,523,000                $11,894,000
  Adjustments to reconcile net income to net
     cash provided by operating activities                     7,015,000                  1,559,000
                                                             -----------                -----------
  Net cash provided by operating activities                   19,538,000                 13,453,000

CASH FLOWS USED IN INVESTING ACTIVITIES
- - ---------------------------------------
  Acquisition, net of cash acquired                                                     -25,914,000
  (Increase) in annuity contracts                                                        -6,229,000
  Decrease (increase) in cash value of
     life insurance                                              864,000                 -2,937,000
  Additions to plant and equipment                           -10,297,000                -12,590,000
  Other                                                          197,000                    327,000
                                                             -----------                -----------
  Net cash used in investing activities                       -9,236,000                -47,343,000

CASH FLOWS USED BY FINANCING ACTIVITIES
- - ---------------------------------------
  (Decease) Increase in long-term debt                        -9,654,000                 31,047,000
  Dividends paid                                              -6,411,000                 -6,010,000
  Other                                                          129,000                   -236,000
                                                             -----------                -----------
  Net cash (used) provided by financing                      -15,936,000                 24,801,000
  activities

Net (decrease) in cash and
   cash equivalents                                           -5,634,000                 -9,089,000
Cash and cash equivalents at beginning
   of year                                                    30,151,000                 30,025,000
                                                             -----------                -----------
Cash and cash equivalents at end of period                   $24,517,000                $20,936,000
                                                             ===========                ===========


AMERICAN BUSINESS PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Unaudited Consolidated Financial Statements

     The information contained in these consolidated financial statements and notes is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of such information have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

2.  Consolidation Policy

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany balances and transactions have been eliminated.

3.  Net Income Per Share

     Net income per common share is based upon the weighted average number of shares outstanding during each period: 10,685,434 and 10,682,712 for the nine month periods and 10,689,916 and 10,679,167 for the third quarter ended September 30, 1994, and September 30, 1993, respectively.

4.  Inventories

     Inventories consisted of the following at the dates indicated:

                                                  September 30,          December 31,
                                                       1994                  1993
                                                  --------------         -------------
Products finished or in process                     $25,184,000            $24,510,000
Raw materials                                        20,744,000             20,771,000
Supplies                                                651,000                406,000
                                                    -----------            -----------
     Total                                          $46,579,000            $45,687,000
                                                    ===========            ===========

5.  Change in Accounting Principle

     In January, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," the cumulative effect of which was accounted for as a change in accounting principle. This change reduced net income for the first quarter and first nine months of 1994 by $605,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity and Capital Resources

     The current ratio increased to 2.7 to 1 at September 30, 1994, from 2.6 to 1 at December 31, 1993.

     The Company does not anticipate incurring significant additional debt and internal cash flows should be sufficient to generate funds for normal operations.

2.   Results of Operations

     Sales during the third quarter and first nine months of 1994 increased by 15.6% and 18.6% over sales for the same period of 1993. Without sales generated by operations acquired in late 1993, the Company's revenues would have increased by approximately 3% over the same periods in 1993, resulting principally from an increase in unit sales.

     Cost of goods sold, selling and administrative expenses and interest expense expressed as a percentage of sales for the third quarter of 1994 were 70.3%, 23.0% and 1.7%, respectively, compared to 70.7%, 23.3% and 1.6% for the third quarter of 1993. The decrease in the percentage for cost of goods sold is attributable principally to better profit margins from operations acquired in late 1993. The decrease in the percentage for selling and administrative expenses reflects the Company's continuing efforts to control expenses. The increase in the percentage for interest expense is attributable to additional debt incurred in 1993 to finance the acquisitions mentioned above.

     Cost of goods sold, selling and administrative expenses and interest expense expressed as a percentage of sales for the first nine months of 1994 were 70.2%, 23.1% and 1.7%, respectively, compared to 70.3%, 23.6%
     and 1.3% for the first nine months of 1993. The changes in these percentages resulted from the same reasons explained above for the third quarter.

     The effective income tax rates for the third quarter and first nine months of 1994 were 40.5% and 41.0% compared to 36.8% and 35.4% in 1993. These increases were attributable principally to decreased levels of nontaxable income, an increase in the federal statutory rate, increased provisions for state income taxes and to income tax assessments.

                                    PART II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibits attached hereto and incorporated herein by reference:

Number              Description
- - ------              -----------
 19      Quarterly Report to Stockholders for the nine months ended September
         30, 1994.

 27 Financial Data Schedules for Third Quarter 1994 10-Q (for the SEC use only)

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


                                         AMERICAN BUSINESS PRODUCTS, INC.
                                         --------------------------------
                                                   (Registrant)




DATE:    November 4, 1994                /S/ W. C. Downer
                                         --------------------------------
                                             W. C. Downer,
                                         Vice President - Finance
                                         (Chief Financial and Accounting
                                         Officer and Duly Authorized Officer)

                        AMERICAN BUSINESS PRODUCTS, INC.

                               INDEX OF EXHIBITS

Number         Description                                                                     Page Number
- - ------         -----------                                                                     -----------
  19     Quarterly Report to Stockholders                                                            7
         for the nine months ended September 30, 1994

  27     Financial Data Schedules for Third Quarter 1994 10-Q (for the SEC use only)                11
