Form 10-K405
period 1994-12-31
AMERICAN BUSINESS PRODUCTS INC
filed 1995-03-23
CIK 4672

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission file no. 1-7088

                        AMERICAN BUSINESS PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            GEORGIA                                     58-1030529
    (State of Incorporation)              (I.R.S. Employer Identification No.)

           2100 RIVEREDGE PARKWAY, SUITE 1200, ATLANTA, GEORGIA 30328 (Address of principal executive offices, including zip code)

                                 (404) 953-8300
             (Registrant's telephone number , including area code)

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

The aggregate market value of the registrant's outstanding Common Stock, $2.00 par value per share, held by non-affiliates of the registrant on March 7, 1995 was $166,476,006.

There were 10,662,801 shares of Common Stock outstanding on March 7, 1995.

                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE

Portions of the registrant's 1994 Annual Report for the fiscal year ended December 31, 1994, are incorporated by reference in Parts I and II hereof. Portions of the registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders to be held on April 26, 1995, are incorporated by reference in
Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_X_]

                                     PART I
ITEM 1 - BUSINESS

General

         American Business Products was incorporated under the laws of Delaware in December 1967 to acquire the stock of Curtis 1000 Inc., a producer of envelopes and forms which has operated since 1882. Hereinafter, American Business Products, Inc. and its subsidiaries are collectively referred to as the "Company." In April 1986, the Company was reincorporated under the laws of Georgia. The Company is one of the nation's leading producers of printed business supplies, principally envelope products, custom business forms, and custom labels. Additionally, the Company manufactures and distributes books for the publishing industry and also is engaged in specialty extrusion coating and laminating of papers, films, and nonwoven fabrics for packaging.

Business Segments

         The Company's product line is composed of three business segments: business supplies printing, book manufacturing, and specialty extrusion coating and laminating.

         Business supplies printing consists principally of the manufacture of a wide variety of specialty mailers, envelopes, labels and lightweight packaging; the printing and production of business forms; and other related products and services including digital imaging or on-demand printing of various documents and materials for businesses. The manufacture and distribution of customized specialty labels is a rapidly growing part of this segment. The company produces a complete line of standard and special types and sizes of commercial mailing products including specialty mailers utilizing multi-part forms and envelopes. Business forms products and services include customized continuous forms for computers and word processors, custom cutsheet and roll laser paper for laser printers, the imprinting of variable, customized data on forms, electronic forms, and the management of forms inventories for customers. Business supplies printing accounted for 76% of the Company's sales in 1994, 74% in 1993, and 74% in 1992.

         Book manufacturing consists of the printing and binding of both hard cover and soft cover books for the publishing industry. In addition, the Company provides storage and order fulfillment services by shipping orders to publishers' customers from two large distribution centers. This business segment accounted for 9% of the Company's sales in 1994, 9% in 1993, and 9% in 1992.

         Specialty extrusion coating and laminating consists of applying plastic coatings in varying degrees of thickness to rolls of paper, film or fabric. The Company also prints and metalizes certain of these products for customers. The materials produced by this segment are used primarily for packaging consumer products such as individual servings of sugar, salt and pepper, sugar substitutes, and candy and ice cream bars, as well as medical and pharmaceutical products. These materials also are used for composite can liners and release liner papers for pressure sensitive products such as labels. This business segment accounted for 15% of the Company's sales in 1994, 17% in 1993, and 17% of sales in 1992.

         Financial information regarding the Company's three business segments is presented in the Notes to Consolidated Financial Statements under the heading "Business Segment Information" on page 24 of the Company's 1994 Annual Report, which information is incorporated herein by reference. Portions of the 1994 Annual Report are filed as Exhibit 13 to this Annual Report on Form 10-K.

Production

         Substantially all of the Company's products are manufactured by wholly owned subsidiaries of the Company in 36 manufacturing facilities located throughout the United States. (See "Item 2 - Properties.") The principal raw materials used by the Company in the manufacture of its products are paper, carbon, ink and poly-resins. All purchases of such materials are made at competitive prices negotiated with suppliers. The Company believes that there are sufficient alternative sources of supply to provide its raw material requirements if for any reason its present suppliers are unable to do so.

Trademarks

         The Company holds trademarks which management believes are sufficient for the operation of its business without any substantial restrictions and adequate for the operation of each business segment.

Backlog

         As of February 28, 1995, the Company had backlogs believed to be firm of approximately $46.3 million for business supplies printing, approximately $7.2 million for book manufacturing and approximately $10.7 million for extrusion coating and laminating. Comparable backlogs as of February 28, 1994 were approximately $36.6 million for business supplies printing, approximately $5.8 million for book manufacturing and approximately $8.8 million for extrusion coating and laminating. All present backlogs are expected to be filled during 1995.

Distribution and Customers

         The Company's products are sold throughout the United States, and less than 1% of the Company's sales in any year have been outside of the United States. The Company's products are sold principally through approximately 750 sales representatives. No customer or related group of customers in 1994 accounted for 10% or more of the sales of the Company. Demand for the Company's business supplies printing, book manufacturing and extrusion coating and laminating generally is not seasonal.

Competition

         Business supplies printing, book manufacturing, and specialty extrusion coating are highly competitive industries. Principal methods of competition are pricing and service. The business supplies industry consists of thousands of commercial printing enterprises, ranging from small family operations to large corporations. In marketing many of its products, the Company competes with some larger nationwide firms which have more resources than the Company as well as numerous local and regional businesses, most of which are smaller than the Company. The Company has generally maintained or increased its market share against competitors by: (1) using to advantage its sales force, unusually large for its industries; (2) utilizing its ability to process numerous small orders efficiently; (3) creating new products and modifying existing products to meet market needs; and (4) providing faster and/or more dependable processing and delivery of customer orders. Based on annual revenues attributable to the production of business supplies, the Company is a leading U.S. producer of printed business supplies. No competitor is known to offer a greater range of products than that offered by the Company, which believes it is among a relatively few companies with the capital resources to acquire automated equipment necessary to meet market demands and to maintain multiple work shifts as necessary for timely completion and delivery of customer orders.

         In the envelope industry, which had United States sales of approximately $2.7 billion in 1994, according to the Department of Commerce, the Company's largest subsidiary, Curtis 1000 Inc., is believed to be the leading direct-to-user marketer of business envelopes in the United States based on annual revenues, yet still has only a small share of the total market. Within the industry, the Company also holds a strong competitive position in the sale of specialty envelopes, including those manufactured from paper and a synthetic, olefin, which offers superior quality, lighter weight and postage savings to customers in comparison with Kraft paper envelopes of the same size. Specialty envelopes comprise the strongest sector of this industry and continue to offer the most favorable growth outlook, according to the Department of Commerce.

         The business forms industry, a segment of commercial printing, is composed of several hundred companies of varying sizes. On the basis of forms sales, the Company believes it is the fifth largest of these companies. Sales of manifold business forms in the United States in 1994 were estimated at approximately $6.67 billion by the United States Department of Commerce. While this maturing industry has been characterized by strong pricing competition in recent years and a decline in total industry sales, ABP has increased its sales volume and market share by introducing new products and improving its personalized forms inventory management services.

         Book printing, which had industry sales of $4.7 billion in 1994, is also highly competitive, and the Company competes with numerous other book manufacturers, many of which are larger and have substantially more resources than the Company and therefore possible advantages in production and marketing economies of scale and efficiencies. However, the Company has achieved growth in sales and profits by targeting certain segments of the industry as more attractive sectors, including university presses and publishers of religious books, while specializing in short to medium runs of book printing and acquiring and utilizing advanced technology to provide high quality service and broaden the product line.

         Major competitors for the extrusion coating and laminating business segment, which nationally had 1994 sales of approximately $3 billion, are relatively few. They include Thilmany (division of International Paper), several divisions of James River Corporation and Twin Pack (Canada). Management believes none of these competitors is superior to Jen-Coat in terms of quality and service, the factors which have been advantageous to Jen-Coat. Competition on the basis of pricing intensified beginning in 1993, resulting in pressure on Jen-Coat's profit margin despite higher sales. The company has gained some competitive advantage by introducing new products, entering new markets and further improving its technological capabilities. Entry barriers to this industry include a capital investment which is significant for small companies and highly individual market niches with relatively low sales volume which generally deters larger companies.

         Within the combined markets of the Company, the Company's total share of sales is relatively small, providing the opportunity to increase market share through innovative and creative products and effective marketing, which are major elements of the Company's strategy for growth.

Environmental Matters

         The Company knows of no significant environmental liabilities involving its operations. (See the Company's accounting policy relating to the environmental costs as set forth in the Summary of Significant Accounting Policies, Notes to Consolidated Financial Statement, on page 19 of the 1994 Annual Report.)

Employees

         At December 31, 1994, the Company had approximately 4,152 full-time employees. No significant number of employees is covered by any collective bargaining agreement.

International Operations

         The Company has a European joint venture, Curtis 1000 Europe GmbH ("Curtis 1000 Europe"), which is 50% owned by the Company and has plants in four countries: Germany, England, Luxembourg and Poland. (See Part I - Item 2
- - Properties.") Curtis 1000 Europe manufactures and sells envelopes of all kinds. The Company's share of net income of Curtis 1000 Europe, which is not significant, is translated at average exchange rates prevailing during the year, and is included in the Consolidated Financial Statements of the Company and Notes to Consolidated Financial Statements which are incorporated herein by reference. (See Part II, Item 8 - Financial Statements and Supplementary Data.")

ITEM 2 - PROPERTIES

         The Company's executive offices are located in approximately 21,400 square feet of space at 2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia 30328. The offices are leased from an unaffiliated party under a lease expiring on January 26, 2003.

         The principal properties of the Company include production facilities, administrative/sales offices and warehouses. The Company operates 36 production facilities throughout the United States encompassing approximately 1,924,000 square feet. The Company owns 29 of these facilities while 7 are leased facilities. In addition, the Company and a European joint venture/partner operate production facilities which are owned or leased by the joint venture in Germany, Poland, England, and Luxembourg. The facilities in Germany and Poland are owned by the joint venture, and the facilities in England and Luxembourg are leased.

         The Company leases 50 administrative/sales offices and 10 warehouses, all of which are located in the United States. All of the Company's production facilities, administrative/sales offices and warehouses are used in the Company's business supplies printing business except for three of such facilities which are used in the Company's book manufacturing business and one which is used in the extrusion coating and laminating business.

         Certain properties owned by the Company are held subject to mortgages. See the information set forth under the heading "Long Term Debt" in the Notes to Consolidated Financial Statements on page 20 in the Company's 1994 Annual Report, which information is incorporated herein by reference.

         The Company believes that all of its properties and equipment are in good condition, adequately utilized and suitable for the purposes for which they are being used.

ITEM 3 - LEGAL PROCEEDINGS

         As of March 20, 1995, there were no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company was a party or of which any of it's properties were the subject, and none are expected by management to materially effect the Company's financial position and results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of 1994.

ITEM 4 (A) - EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information as of March 20, 1995 regarding the executive officers of the Company:

THOMAS R. CARMODY, 61 has been Chairman of the Board of Directors of the Company since April 1994 and Chief Executive Officer of the Company since 1988. He previously served as President of the Company from 1985 until April 1994, as Executive Vice President of the Company from 1982 until 1985 and as Chief Operating Office of the Company from 1982 until 1988. He has been a director of the Company since 1983 and has served with the Company or Curtis 1000 Inc., a wholly-owned subsidiary of the Company, for over 39 years.

WILLIAM C. DOWNER, 58, has served as Vice President-Finance and Chief Financial and Accounting Officer of the Company since August 1982. He has served with the Company or Curtis 1000 Inc., a wholly-owned subsidiary of the Company, for over 27 years.

DAWN M. GRAY, 50, has served as Secretary of the Company since July 1989. She served as Assistant Secretary from October 1976 to June 1989. She has served with the Company or Curtis 1000 Inc., a wholly-owned subsidiary of the Company, for over 28 years.

ROBERT W. GUNDECK, 52, has been President of the Company since April 1994 and Chief Operating Officer of the Company since 1993. He previously served as Executive Vice President of the Company from 1993 until April 1994 and as Vice President - Corporate Development of the Company from 1990 until 1993. From 1988 until 1990 Mr. Gundeck was Director of Acquisitions and Corporate Development of the Company. He has been a director of the Company since 1993, and he has served with the Company for over 7 years.

RICHARD A. LEFEBER, 59, has served as Vice President-Administration of the Company since January 1980. He served as Secretary of the Company from August 1982 to June 1989. He has served with the Company or Curtis 1000 Inc., a wholly-owned subsidiary of the Company, for over 37 years.

         The Board of Directors elects officers annually in April for one year terms or until their successors are elected and qualified. Officers are subject to removal by the Board of Directors at any time.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information relating to the market for, holders of and dividends paid on the Company's Common Stock is set forth under the captions "Quarterly Data 1994," "Quarterly Data 1993," "Stock Exchange Listing," and "Shareholders of Record," on pages 14, 15 and 30 of the Company's 1994 Annual Report, which information is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

         Selected consolidated financial data for the Company for each year of the eleven year period ended December 31, 1994 is set forth under the caption "Eleven Year Financial Review" on pages 14 and 15 in the Company's 1994 Annual Report, which information is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         A discussion of the Company's financial condition and results of operations at and for the dates and periods covered by the consolidated financial statements set forth in the Company's 1994 Annual Report is set forth under the caption "Management's Discussion and Analysis" on pages 25 through 27 of the Company's 1994 Annual Report. Such discussion is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of the Company and its subsidiaries, together with the Independent Auditors' Report, which are set forth on pages 16 through 24 in the Company's 1994 Annual Report, are incorporated herein by reference:

                 Consolidated Statements of Income for each of the three years in the period ended December 31, 1994

                 Consolidated Balance Sheets as of December 31, 1994 and 1993

                 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1994

                 Notes to Consolidated Financial Statements

         The supplementary consolidated financial information regarding the Company which is required by Item 302 of Regulation S-K is set forth under the caption "Quarterly Data 1994" on page 14 and "Quarterly Data 1993" on page 15 of the Company's 1994 Annual Report. Such information is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change of or disagreements with independent accountants by the Company in the past two fiscal years or subsequently.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors of the Company is set forth in "Proposal 1 - Election of Directors" under the captions "Nominees," "Information Regarding Nominees and Directors" and "Meetings and Committees of the Board of Directors" in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders to be held on April 26, 1995 (the "Proxy Statement"). Such information is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth in Part I, Item 4(A) of this Report under the caption "Executive Officers of the Registrant." Information regarding compliance by directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934." Such information is incorporated herein by reference.

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

  ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         The Company is aware of no relationships or transactions between the Company and affiliates of the Company which are required to be reported under this Item 13.

                                    PART IV

  ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)   Documents filed as part of this Report:

         1.  Financial Statements

             The Consolidated Financial Statements and the Independent Auditors' Report thereon which are required to be filed as part of this Report are included in the Company's 1994 Annual Report and are set forth in and incorporated by reference in Part II, Item 8 hereof. These Consolidated Financial Statements are as follows:

             Consolidated Statements of Income for each of the three years in the period ended December 31, 1994

             Consolidated Balance Sheets as of December 31, 1994 and 1993

             Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1994

             Notes to Consolidated Financial Statements

         2.  Financial Statement Schedules

             The financial statement schedule filed as part of this Report pursuant to Article 12 of Regulation S-X and the Independent Auditors' Report in connection therewith are contained in the Index of Financial Statement Schedule on page S-1 of this Report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the Consolidated Financial Statements or notes thereto.

         3.  Exhibits

             The exhibits required to be filed as part of this Report are set forth in the Index of Exhibits on page E-1 of this Report.

  (b)    Reports on Form 8-K:

         No current reports on Form 8-K were filed by the Registrant during the
         last quarter of  the period covered    by this report.

  (c) The exhibits required to be filed as part of this Report are set forth in the Index of Exhibits on page E-1 of this report

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

                        AMERICAN BUSINESS PRODUCTS, INC.



                            BY:  /S/ Thomas R. Carmody
                               -------------------------------------
                                     Thomas R. Carmody
                                     Director, Chairman of the Board
                                     and Chief Executive Officer

                            DATE:     March 20, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      SIGNATURE                              TITLE                                         DATE
  * F. Duane Ackerman                      Director                                   March 20, 1995
  --------------------------------
  F. Duane Ackerman



  *John E Aderhold                         Director                                   March 20, 1995
  --------------------------------
  John E. Aderhold



  /S/ W. J. Biggers                        Director                                   March 20, 1995
  --------------------------------
  W. J. Biggers


  /S/ Thomas R. Carmody                    Director,                                  March 20, 1995
  --------------------------------
  Thomas R. Carmody                        Chairman of the Board
                                           and Chief Executive Officer

    /S/ Henry Curtis VII                   Director                                   March 20, 1995
  --------------------------------
  Henry Curtis VII

     SIGNATURE                             TITLE                          DATE
     ---------                             -----                          ----
* Herbert J. Dickson                     Director                   March 20, 1995
- -----------------------
Herbert J. Dickson


/S/ Robert W. Gundeck                    Director                   March 20, 1995
- -----------------------
Robert W. Gundeck



* Hollis L. Harris                       Director                   March 20, 1995
- -----------------------
Hollis L. Harris



* W. Stell Huie                          Director                   March 20, 1995
- -----------------------
W. Stell Huie



* Thomas F. Keller                       Director                   March 20, 1995
- -----------------------
Thomas F. Keller



* G. Harold Northrop                     Director                   March 20, 1995
- -----------------------
G. Harold Northrop



* Marvin E. Schmalzried                  Director                   March 20, 1995
- -----------------------
Marvin E. Schmalzried



/S/ William C. Downer             Vice President-Finance            March 20, 1995
- -----------------------           and Chief Financial
William C. Downer                 and Accounting Officer




* By:/S/ Dawn M. Gray
     ----------------
     Dawn M. Gray,
     Attorney-in-Fact

                        AMERICAN BUSINESS PRODUCTS, INC.

                     INDEX OF FINANCIAL STATEMENT SCHEDULES


                                                                             PAGE
                                                                             ----
Independent Auditors' Report                                                 S-2

Schedule of the Company and Subsidiaries

         VIII - Valuation Reserves                                           S-3

INDEPENDENT AUDITORS' REPORT



American Business Products, Inc.:

We have audited the consolidated financial statements of American Business Products, Inc. and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 24, 1995; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of American Business Products, Inc. and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP
- -------------------------
DELOITTE & TOUCHE LLP


Atlanta, Georgia
February 24, 1995

                                                                   SCHEDULE VIII

               AMERICAN BUSINESS PRODUCTS, INC. AND SUBSIDIARIES
                               VALUATION RESERVES
                                 (IN THOUSANDS)


                                                   ADDITIONS
                                                  CHARGED TO    OTHER CHANGES
                                      BEGINNING    COSTS AND     ADD (DEDUCT)                      ENDING
DESCRIPTION                            BALANCE     EXPENSES      DESCRIBE (1)   DEDUCTIONS (2)    BALANCE
- ------------------------------------- ---------   ----------    --------------  --------------    -------
For the Year Ended December 31, 1992:

Allowance for doubtful accounts          $1,658        $1,049                        $869         $1,838




For the Year Ended December 31, 1993:

Allowance for doubtful accounts           1,838         1,072        $238             930          2,218




For the Year Ended December 31, 1994:

Allowance for doubtful accounts           2,218         1,162                       1,001          2,379


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

     EXHIBIT
     NUMBER               DESCRIPTION
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

                          (g)     1991 Stock Option Plan, and First Amendment thereto.

                          (h)     Form of 1993 Directors Stock Incentive Plan.

10.2 Agreement for the Purchase of Stock dated as of September 21, 1990 by and among the Company, Edward
                          C. Leavy, Edward C. Leavy, Executor under the will of Jean L. Leavy, and James B. Kauffman relating to the purchase of Jen-Coat, Inc. (Exhibit 2, Current Report on Form 8-K, dated October 1, 1990).

10.3                      (a)     Stock Purchase Agreement dated September 1,
                                  1993 among the Company, Home Safety Equipment
                                  Co., Inc., and William Frederick Conway, Sr.,
                                  Betty Conway, Allen C. Conway, Winifred
                                  Conway Arledge, William Frederick Conway,
                                  Jr., Winifred B. Arledge, QSST Trust #1,
                                  Winifred B. Arledge, QSST Trust #2, Allen C.
                                  Conway, QSST Trust #1, Allen C. Conway, QSST
                                  Trust #2, Allen C. Conway, QSST Trust #3, and
                                  William Frederick Conway, Jr., QSST Trust #1,
                                  William Frederick Conway, Jr., QSST Trust #2
                                  (Exhibit 2, Current Report on Form 8-K dated
                                  September 13, 1993).

                          (b) Non-Competition Agreement dated as of August 10, 1993 by and among William Frederick Conway, Sr., Betty Conway, Allen C. Conway, Winifred Conway Arledge, Sol A. Arledge, and William Frederick Conway, Jr. and the Company (Exhibit 99.1, Current Report on Form 8-K, dated September 13, 1993).

13 Pages 14 through 27, and page 30 of the Company's 1994 Annual Report which are incorporated herein by reference.

21                        Subsidiaries of the Registrant.

23                        Consent of Independent Auditors.

24                        Power of Attorney.