Form 10-K405/A
period 1994-12-31
AMERICAN BUSINESS PRODUCTS INC
filed 1995-04-07
CIK 4672

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               Amendment No. 1
                                      to
                                  FORM 10-K

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

                            DATE:     April 7, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      SIGNATURE                              TITLE                                         DATE
  * F. Duane Ackerman                      Director                                   April 7, 1995
  --------------------------------
  F. Duane Ackerman



  *John E Aderhold                         Director                                   April 7, 1995
  --------------------------------
  John E. Aderhold



  /S/ W. J. Biggers                        Director                                   April 7, 1995
  --------------------------------
  W. J. Biggers


  /S/ Thomas R. Carmody                    Director,                                  April 7, 1995
  --------------------------------
  Thomas R. Carmody                        Chairman of the Board
                                           and Chief Executive Officer

    /S/ Henry Curtis VII                   Director                                   April 7, 1995
  --------------------------------
  Henry Curtis VII

     SIGNATURE                             TITLE                          DATE
     ---------                             -----                          ----
* Herbert J. Dickson                     Director                   April 7, 1995
- -----------------------
Herbert J. Dickson


/S/ Robert W. Gundeck                    Director                   April 7, 1995
- -----------------------
Robert W. Gundeck



* Hollis L. Harris                       Director                   April 7, 1995
- -----------------------
Hollis L. Harris



* W. Stell Huie                          Director                   April 7, 1995
- -----------------------
W. Stell Huie



* Thomas F. Keller                       Director                   April 7, 1995
- -----------------------
Thomas F. Keller



* G. Harold Northrop                     Director                   April 7, 1995
- -----------------------
G. Harold Northrop



* Marvin E. Schmalzried                  Director                   April 7, 1995
- -----------------------
Marvin E. Schmalzried



/S/ William C. Downer             Vice President-Finance            April 7, 1995
- -----------------------           and Chief Financial
William C. Downer                 and Accounting Officer




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

*13 Pages 14 through 27, and page 30 of the Company's 1994 Annual Report which are incorporated herein by reference.

*21                       Subsidiaries of the Registrant.

*23                       Consent of Independent Auditors.

*24                       Power of Attorney.

 27                       Financial Data Schedule (For SEC use only)


* Previously filed