Form 10-Q
period 1995-03-31
AMERICAN BUSINESS PRODUCTS INC
filed 1995-05-09
CIK 4672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended      March 31, 1995     Commission file number 17088
                     -----------------------                         -----

                         AMERICAN BUSINESS PRODUCTS, INC
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Georgia                                      58-1030529
- -------------------------------------------------------------------------------
       (State of Incorporation)                            (IRS Employer
                                                         Identification No)

2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia              30328
- -------------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code      (404) 953-8300
                                                  -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No
   -----     -----



    Common Stock, $2.00 par value               10,664,131 shares
    -----------------------------        --------------------------------
              (Class)                     (Outstanding at March 31, 1995)


                                  Page 1 of 8
                            Exhibit Index on Page 6

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Balance Sheets of the Company as of March 31, 1995, and December 31, 1994 and the Consolidated Income Statements of the Company for the three months ended March 31, 1995 and 1994, are incorporated herein by reference to the Company's Quarterly Report to Shareholders for the three months ended March 31, 1995, attached hereto as Exhibit 19. Set forth below are the Condensed Consolidated Statements of Cash Flows of the Company for the three months ended March 31, 1995 and 1994, along with certain notes to the financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1995, AND 1994 (UNAUDITED)
                             (Dollars in Thousands)


                                                                                              1995                         1994
                                                                                             -------                      -------
CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------
 Income from operations                                                                      $ 5,949                      $ 3,661
 Adjustments to reconcile net income to net cash
   provided by operating activities                                                           -5,447                       -5,284
                                                                                             -------                      -------
    Net cash (used) provided by operating activities                                             502                       -1,623

CASH FLOWS USED IN INVESTING ACTIVITIES
- ---------------------------------------
 Decrease in cash value of life insurance                                                      1,274                        1,602
 Additions to plant and equipment                                                             -4,134                       -2,827
 Other                                                                                             3                            2
                                                                                             -------                      -------
   Net cash used in investing activities                                                      -2,857                       -1,223

CASH FLOWS USED BY FINANCING ACTIVITIES
- ---------------------------------------
 (Decrease) in long-term debt                                                                   -422
 Dividends paid                                                                               -2,246                       -2,137
 Other                                                                                             5                         -369
                                                                                             -------                      -------
  Net cash (used) provided by financing activities                                            -2,663                       -2,506

 Net (decrease) in cash and cash equivalents                                                  -5,018                       -5,352
 Cash and cash equivalents at beginning of year                                               25,997                       30,151
                                                                                             -------                      -------
 Cash and cash equivalents at end of period                                                  $20,979                      $24,799
                                                                                             =======                      =======

                        AMERICAN BUSINESS PRODUCTS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Unaudited Consolidated Financial Statements

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which in certain instances requires the use of management's estimates.

         The information contained in these consolidated financial statements and notes is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of such information have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2.       Consolidation Policy

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions have been eliminated.

3.       Nature of Operations

         The Company manufactures and markets envelope products, business forms, labels and other supplies for business and industry; manufactures and distributes hardcover and softcover books for the publishing industry; and markets extrusion coating and laminating of papers, films, and nonwoven fabrics for use in medical, industrial and consumer packaging. The markets for these products are located principally throughout the continental United States.

4.       Net Income Per Share

         Net income per common share is based upon the weighted average number of shares outstanding during each period: 10,662,816 and 10,682,195 for the three month periods ended March 31, 1995, and March 31, 1994, respectively.

5.       Inventories ($000's)

         Inventories consisted of the following at the dates indicated:

                                                                           March 31, 1995          December 31, 1994
         Products finished or in process                                      $27,444                   $25,685
         Raw materials                                                         26,930                    25,560
         Supplies                                                                 710                       684
                                                                              -------                   -------
                        Total                                                 $55,084                   $51,929
                                                                              =======                   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.       Liquidity and Capital Resources

         The current ratio increased to 2.6 to 1 at March 31, 1995, from 2.4 to 1 at December 31, 1994.

         The Company does not anticipate incurring significant additional debt and internal cash flows should be sufficient to generate funds for normal operations.

2.       Results of Operations

         Sales during the first quarter of 1995 increased by 11.8% over sales for the same period of 1994. Most of the increase resulted from more favorable pricing.

         Cost of goods sold as percentage of sales decreased slightly to 70.1% in 1995 from 70.2% in 1994. Selling and administrative expenses decreased to 22.2% of sales in 1995 compared to 23.3% in 1994 as a result of the Company's continuing efforts to control expenses. Interest expense decreased to 1.4% of sales in 1995 from 1.7% in 1994 as a result of reduced debt levels.

         The effective income tax rate for the first quarter of 1995 increased to 40.7% compared to 39.3% in 1994 as a result of several factors including decreased levels of non-taxable income and increased provisions for state income taxes.

                                    PART II


                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


a.  Exhibits attached hereto:


Number           Description
- ------           -----------
  10.1  Executive Compensation Plans and Arrangements:
        (a)  Second Amendment to 1991 Stock Option Plan

  19    Quarterly Report to Shareholders
        for the three months ended March 31, 1995.

  27    Financial Data Schedules for First Quarter 1995 10-Q
        (for SEC use only)


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


                                           AMERICAN BUSINESS PRODUCTS, INC.
                                           --------------------------------
                                                   (Registrant)


DATE:  May 9, 1995                         /S/ W. C. Downer
                                           -------------------------------------
                                           W. C. Downer, Vice President-Finance
                                           (Chief Financial and Accounting
                                           Officer and Duly Authorized Officer)

                       AMERICAN BUSINESS PRODUCTS, INC.

                               INDEX OF EXHIBITS


Number            Description
- ------            -----------
  10.1     Executive Compensation Plans and
           Arrangements
           (a)  Second Amendment to
                1991 Stock Option

  19       Quarterly Report to Shareholders
           for the three months ended March 31, 1995

  27       Financial Data Schedules for First Quarter
           1995 10-Q (for SEC use only)