Form 10-Q
period 1995-06-30
AMERICAN BUSINESS PRODUCTS INC
filed 1995-08-07
CIK 4672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended      June 30, 1995           Commission file number 1-7088
                  -----------------------                             ------


                        AMERICAN BUSINESS PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Georgia                                          58-1030529
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No)


2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia           30328
--------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code      (770) 953-8300
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---


    Common Stock, $2.00 par value            16,355,598 shares
    -----------------------------      ------------------------------
              (Class)                  (Outstanding at June 30, 1995)



                                  Page 1 of 9
                            Exhibit Index on Page 7

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Balance Sheets of the Company as of June 30, 1995, and December 31, 1994 and the Consolidated Income Statements of the Company for the three months and six months ended June 30, 1995, and 1994, are incorporated herein by reference to the Company's Quarterly Report to Shareholders for the six months ended June 30, 1995, attached hereto as Exhibit 19. Set forth below are the Condensed Consolidated Statements of Cash Flows of the Company for the six months ended June 30, 1995, and 1994.


                        AMERICAN BUSINESS PRODUCTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 1995, AND 1994 (UNAUDITED)

                                                                 1995               1994
                                                                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Income from operations                                         $ 11,886           $ 8,060
Adjustments to reconcile net income to net cash
   provided by operating activities                              -3,289             1,876
                                                               --------           -------
    Net cash provided by operating activities                     8,597             9,936

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions, net of cash acquired                               -9,000
Decrease in cash value of life insurance                            776             1,261
Additions to plant and equipment                                 -7,927            -6,152
Other                                                               511                52
                                                               --------           -------
    Net cash used in investing activities                       -15,640            -4,839

CASH FLOWS USED BY FINANCING ACTIVITIES
(Decrease) in long-term debt                                       -621              -790
Dividends paid                                                   -4,501            -4,273
Other                                                             6,570                97
                                                               --------           -------
   Net cash (used) provided by financing activities               1,448            -4,966

Net (decrease) increase in cash and cash equivalents             -5,595               131
Cash and cash equivalents at beginning of year                   25,997            30,151
                                                               --------           -------
Cash and cash equivalents at end of period                     $ 20,402           $30,282
                                                               ========           =======

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

4.       Net Income Per Share

         Net income per common share is based upon the weighted average number of shares outstanding during each period: 16,023,243 and 16,024,732 for the six month periods and 16,051,944 and 16,025,851 for the second quarter ended June 30, 1995, and June 30, 1994, respectively.
         Weighted average number of shares outstanding have been restated to reflect a three-for-two stock split in June, 1995.

5.       Inventories

         Inventories consisted of the following at the dates indicated:

                                           June 30,1995   December 31,1994
                                           ------------   ----------------
         Products finished or in process     $ 27,974            25,685
         Raw materials                         27,711            25,560
         Supplies                                 818               684
                                             --------          --------
                        Total                $ 56,503          $ 51,929
                                             ========          ========

6.       Stock Split

         On April 26, 1995 the Board of Directors authorized a three-for-two stock split of the Company's common shares payable on June 15, 1995 in the form of a 50% stock dividend to stockholders of record June 1, 1995. The par value of the additional shares of common stock issued was credited to common stock. Fractional shares were paid in cash based on the closing price on the record date adjusted for the stock split. All share and per share data have been adjusted to reflect the stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.       Liquidity and Capital Resources

         The current ratio increased to 2.6 to 1 at June 30, 1995, from 2.4 to 1 at December 31, 1994.

         The Company does not anticipate incurring significant additional debt and internal cash flows should be sufficient to generate funds for normal operations.

2.       Results of Operations

         Sales during the second quarter and first six months of 1995 increased by 12.2% and 12.0% over sales for the same periods of 1994. Most of the increase resulted from more favorable pricing.

         Cost of goods sold expressed as a percentage of sales for the second quarter and first six months of 1995 increased slightly to 70.6% and 70.4% from 70.2% for the comparable periods in 1994. Selling and administrative expenses decreased to 22.0% for the second quarter and to 22.1% for the first six months of 1995 compared to 23.0% and 23.1% for the same periods in 1994. Interest expense decreased to 1.4% of sales for both the second quarter and first six months of 1995 compared to 1.7% for 1994 principally as a result of lesser debt levels.

         The effective tax rates for the second quarter and first six months of 1995 were 39.7% and 40.2% respectively, compared to

         43.2% and 41.3% for 1994. The decrease in the effective rates result from several factors, including increased levels of non-taxable income and decreased provisions for state income taxes.

                                    PART II
                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The 1995 Annual Meeting of Shareholders of the Company was held on April 26, 1995, and proxies were solicited under Regulation 14A of the Securities Exchange Act of 1934.

The following nominees for director were elected to serve as director until the 1998 Annual Meeting of Shareholders:

                                        VOTED                               BROKER
                                         FOR                WITHHELD       NON-VOTE
                                      ---------             --------       --------
         Thomas R. Carmody            9,110,476             144,706            0
         Robert W. Gundeck            9,127,100             128,082            0
         Hollis L. Harris             9,123,435             131,747            0
         W. Stell Huie                9,130,312             124,870            0

The following directors continued in office as directors after the 1995 Annual Meeting for the following terms:

             DIRECTOR                                  TERM EXPIRES
             --------                                  ------------
         W. Joseph Biggers                                  1996
         Henry Curtis VII                                   1996
         Herbert J. Dickson                                 1996
         G. Harold Northrop                                 1996
         F. Duane Ackerman                                  1997
         John E. Aderhold                                   1997
         Thomas F. Keller                                   1997
         Rex A. McClelland                                  1997

A proposal to amend the 1991 Stock Option Plan was approved as follows:

                                                                            BROKER
FOR                       AGAINST                  ABSTAIN                 NON-VOTE
---                       -------                  -------                 --------
8,393,951                 775,735                  85,496                     0

The other matter which was voted upon and approved during the 1995 Annual Meeting was a proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants of the Company for the 1995 fiscal year.

                                                                           BROKER
AFFIRMATIVE                NEGATIVE             ABSTENTIONS               NON-VOTES
-----------                --------             -----------               ---------
 9,199,021                  32,379                 23,782                     0


Item 6.  Exhibits and Reports on Form 8-K.

         a.  Exhibits attached hereto:

         Number           Description
         -----            -----------

         19       Quarterly Report to Shareholders
                  for the three-month and six-month periods ended
                  June 30, 1995.

         27 Financial Data Schedules for Second Quarter 1995 10-Q (for SEC use only)

b.    Reports on Form 8-K.

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN BUSINESS PRODUCTS, INC.
                                   -------------------------------
                                             (Registrant)


DATE:  August 4, 1995              /s/ W. C. Downer
                                   ------------------------------------
                                   W. C. Downer, Vice President-Finance
                                   (Chief Financial and Accounting
                                   Officer and Duly Authorized Officer)

                        AMERICAN BUSINESS PRODUCTS, INC.

                               INDEX OF EXHIBITS

Number            Description                          Page Number
------            -----------                          -----------
  19       Quarterly Report to Shareholders            Page 8 & 9
           for the three-month and six-month
           periods ended June 30, 1995

  27       Financial Data Schedules for Second Quarter
           1995 10-Q (for SEC use only)