Form 10-Q
period 1995-09-30
AMERICAN BUSINESS PRODUCTS INC
filed 1995-11-08
CIK 4672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended September 30, 1995      Commission file number 1-7088
                       --------------------                           --------

                        AMERICAN BUSINESS PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Georgia                                 58-1030529
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No)


 2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia                30328
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)



Registrant's telephone number, including area code               (770) 953-8300
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


Yes    X     No
    -------      -------



    Common Stock, $2.00 par value                   16,368,247 shares
    -----------------------------          -----------------------------------
               (Class)                     (Outstanding at September 30, 1995)


                            Exhibit Index on Page 6

                                    PART I
                            FINANCIAL INFORMATION
                            ---------------------

Item 1.  Financial Statements

The Consolidated Balance Sheets of the Company as of September 30, 1995, and December 31, 1994, and the Consolidated Income Statements of the Company for the three months and nine months ended September 30, 1995, and 1994, are incorporated herein by reference to the Company's Quarterly Report to Shareholders for the nine months ended September 30, 1995, attached hereto as
Exhibit 19. Set forth below are the Condensed Consolidated Statements of Cash Flows of the Company for the nine months ended September 30, 1995 and 1994.

                        AMERICAN BUSINESS PRODUCTS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)
      -----------------------------------------------------------------
                            (Dollars in Thousands)
                            ----------------------

                                                                           1995                 1994
                                                                           -----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Income from operations                                                  $17,905              $12,523
  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities                           -168                7,015
                                                                          -------              -------
    Net cash provided by operating activities                              17,737               19,538

CASH FLOWS USED IN INVESTING ACTIVITIES
---------------------------------------
  Acquisition, net of cash acquired                                        -3,357
  Decrease in cash value of life insurance                                    382                  864
  Additions to plant and equipment                                        -10,470              -10,297
  Other                                                                       847                  197
                                                                          -------              -------
    Net cash used in investing activities                                 -12,598               -9,236

CASH FLOWS USED BY FINANCING ACTIVITIES
---------------------------------------
  (Decrease) in long-term debt                                             -8,693               -9,654
  Dividends paid                                                           -6,792               -6,411
  Other                                                                       668                  129
                                                                          -------              -------
    Net cash used in financing activities                                 -14,817              -15,936


Net (decrease) in cash and cash equivalents                                -9,678               -5,634
Cash and cash equivalents at beginning of period                           25,997               30,151
                                                                          -------              -------
Cash and cash equivalents at end of period                                $16,319              $24,517
                                                                          =======              =======

Supplemental information about noncash transactions:

      During the nine months ended September 30, 1995, the Company issued approximately 323,000 shares with a value of $6,000,000 in connection with the acquisition of a business.

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

4.     Net Income Per Share

       Net income per common share is based upon the weighted average number of shares outstanding during each period: 16,137,287 and 16,028,151 for the nine month periods and 16,361,655 and 16,034,874 for the third quarter ended September 30, 1995 and September 30, 1994, respectively. Weighted average number of shares outstanding have been restated to reflect a three-for-two stock split in June 1995.

5.     Inventories ($000's)

       Inventories consisted of the following at the dates indicated:

                                                         September 30,            December 31,
                                                             1995                     1994
                                                         -------------            ------------
Products finished or in process                             $29,373                 $25,685
Raw materials                                                28,894                  25,560
Supplies                                                        775                     684
                                                            -------                 -------
Total                                                       $59,042                 $51,929
                                                            =======                 =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.     Liquidity and Capital Resources

       The current ratio of 2.4 to 1 at September 30, 1995, is unchanged from December 31, 1994.

       The Company does not anticipate incurring significant additional debt and internal cash flows should be sufficient to generate funds for normal operations.

2.     Results of Operations

       Sales during the third quarter and first nine months of 1995 increased by 13.7% and 12.6% over sales for the same period of 1994. Most of the increase resulted from more favorable pricing.

       Cost of goods sold, expressed as a percentage of sales, for the third quarter and first nine months of 1995 increased slightly to 70.6% and 70.4% from 70.3% and 70.2% for the comparable periods in 1994. As a result of the Company's continuing efforts to reduce costs, selling and administrative expenses, expressed as a percentage of sales, decreased to 21.8% for the third quarter and to 22.0% for the first nine months of 1995 compared to 23.0% and 23.1% for the same periods in 1994. Interest expense decreased to 1.3% of sales for the third quarter and to 1.4% for the first nine months of 1995 compared to 1.7% for comparable periods of 1994, principally as a result of lower debt levels.

       The effective income tax rates for the third quarter and first nine months of 1995 were 40.5% and 40.3% respectively, compared to 40.5% and 41.0% for 1994.

                                    PART II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibits attached hereto and incorporated herein by reference:

Number                   Description
------                   -----------
 10.1         Executive Compensation Plans and Arrangements:

              (a) Special Nonqualified Deferred Compensation Plan and related trust agreement.

 19           Quarterly Report to Shareholders
              for the nine months ended September 30, 1995.

 27           Financial Data Schedules for Third Quarter 1995 10-Q
              (For SEC use only)

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


                                          AMERICAN BUSINESS PRODUCTS, INC.
                                          --------------------------------
                                                    (Registrant)




DATE:    November 8, 1995                     /S/ W. C. Downer
                                          --------------------------------
                                                 W. C. Downer,
                                          Vice President - Finance
                                          (Chief Financial and Accounting
                                          Officer and Duly Authorized Officer)

                       AMERICAN BUSINESS PRODUCTS, INC.

                              INDEX OF EXHIBITS




Number                   Description                                 Page Number
------                   -----------                                 -----------
 10.1         Executive Compensation Plans and Arrangements:               7

              (a) Special Nonqualified Deferred Compensation Plan and related trust agreement.

 19    Quarterly Report to Shareholders for the nine months ended
       September 30, 1995.                                                18

 27    Financial Data Schedules for Third Quarter 1995 10-Q
       (For SEC use only)                                                 20