Form 10-K405
period 1995-12-31
AMERICAN BUSINESS PRODUCTS INC
filed 1996-03-18
CIK 4672

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission file no. 1-7088
                                               ------

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

                                 (770) 953-8300
             (Registrant's telephone number, including area code)

                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                     on which registered
-------------------                                     -------------------

Common Stock, $2 par value                              New York Stock Exchange

Common Stock Purchase Rights                            New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
                                    None

                              -----------------

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

The aggregate market value of the registrant's outstanding Common Stock, $2.00 par value per share, held by non-affiliates of the registrant on March 5, 1996 was $255,038,192.

There were 16,386,497 shares of Common Stock outstanding on March 5, 1996.

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE

Portions of the registrant's 1995 Annual Report for the fiscal year ended December 31, 1995, are incorporated by reference in Parts I and II hereof. Portions of the registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on April 24, 1996, are incorporated by reference in
Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I
                                     ------
ITEM 1 - BUSINESS


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

     Business supplies printing consists principally of the manufacture of a wide variety of specialty mailers, envelopes, labels and lightweight packaging; the printing and production of business forms; and other related products and services including digital imaging or on-demand printing of various documents and materials for businesses. The manufacture and distribution of customized specialty labels is a rapidly growing part of this segment. The company produces a complete line of standard and special types and sizes of commercial mailing products including specialty mailers utilizing multi-part forms and envelopes. Business forms products and services include customized continuous forms for computers and word processors, custom cutsheet and roll laser paper for laser printers, the imprinting of variable, customized data on forms, electronic forms, and the management of forms inventories for customers. Business supplies printing accounted for 75% of the Company's sales in 1995, 76% in 1994 and 74% in 1993.

     Book manufacturing consists of the printing and binding of both hard cover and soft cover books for the publishing industry. In addition, the Company provides storage and order fulfillment services by shipping orders to publishers' customers from two large distribution centers. This business segment accounted for 9% of the Company's sales in 1995, 9% in 1994, and 9% in 1993.

     Specialty extrusion coating and laminating consists of applying plastic coatings in varying degrees of thickness to rolls of paper, film or fabric.
The Company also prints and metalizes certain of these products for customers. The materials produced by this segment are used primarily for packaging consumer products such as individual servings of sugar, salt and pepper, sugar substitutes, and candy and ice cream bars, as well as medical and pharmaceutical products. These materials also are used for composite can liners and release liner papers for pressure sensitive products such as labels. This business segment accounted for 16% of the Company's sales in 1995, 15% in 1994, and 17% in 1993.

     Financial information regarding the Company's three business segments is presented in the Notes to Consolidated Financial Statements under the heading "Business Segment Information" of the Company's 1995 Annual Report, which information is incorporated herein by reference. Portions of the 1995 Annual Report are filed as Exhibit 13 to this Annual Report on Form 10-K.

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

Backlog

     As of February 29, 1996, the Company had backlogs believed to be firm of approximately $48 million for business supplies printing, approximately $5.5 million for book manufacturing and approximately $11.8 million for extrusion coating and laminating. Comparable backlogs as of February 28, 1995 were approximately $46.3 million for business supplies printing, approximately $7.2 million for book manufacturing and approximately $10.7 million for extrusion coating and laminating. All present backlogs are expected to be filled during 1996.

Distribution and Customers

     The Company's products are sold throughout the United States, and less than 1% of the Company's sales in any year have been outside of the United States. The Company's products are sold principally through approximately 650 sales representatives. No customer or related group of customers in 1995 accounted for 10% or more of the sales of the Company. Demand for the Company's business supplies printing, book manufacturing and extrusion coating and laminating generally is not seasonal.

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

     In the envelope industry, which had United States sales of approximately $2.8 billion in 1995, according to the Department of Commerce, the Company's largest subsidiary, Curtis 1000 Inc., is believed to be the leading direct-to-user marketer of business envelopes in the United States based on annual revenues, yet still has only a small share of the total market. Within the industry, the Company also holds a strong competitive position in the sale of specialty envelopes, including those manufactured from paper and a synthetic, olefin, which offers superior quality, lighter weight and postage savings to customers in comparison with kraft paper envelopes of the same size. Specialty envelopes comprise the strongest sector of this industry and continue to offer the most favorable growth outlook.

     The business forms industry, a segment of commercial printing, is composed of several hundred companies of varying sizes. On the basis of forms sales, the Company believes it is the fifth largest of these companies. Sales of manifold business forms in the United States in 1995 were estimated at approximately $6.5 billion, based on Department of Commerce projections.
While this maturing industry has been characterized by strong pricing competition in recent years and a decline in total industry sales, ABP has increased its sales volume and market share by introducing new products and improving its personalized forms inventory management services. In June, 1995, ABP acquired a provider of electronic forms, automation software and electronic distribution systems as a platform to expand the Company's presence in the growing market for electronic forms and related technological products as a means of capitalizing on current and future demand for these products.

     Book printing, which had industry sales of approximately $5.8 billion in 1995, is also highly competitive, and the Company competes with numerous other book manufacturers, many of which are larger and have substantially more resources than the Company and therefore possible advantages in production and marketing economies of scale and efficiencies. However, the Company has achieved growth in sales and profits by providing complete order fulfillment services for customers or publishers and targeting certain segments of the industry as more attractive sectors, including university presses and publishers of religious books, while specializing in short to medium runs of book printing and acquiring and utilizing advanced technology to provide high quality service and broaden the product line.

        Major competitors for the extrusion coating and laminating business segment, which nationally had 1995 sales of approximately $3 billion, are relatively few. They include Thilmany (division of International Paper), several divisions of James River Corporation and Twin Pack (Canada).
Management believes none of these competitors is superior to the Company's subsidiary, Jen-Coat in terms of quality and service, the factors which have been advantageous to Jen-Coat. Competition on the basis of pricing which had intensified beginning in 1993, abated in 1995 as the result of the pass-through of higher raw material costs and by Jen-Coat's introducing new products, entering new markets and further improving its technological capabilities. Entry barriers to this industry include a capital investment which is significant for small companies and highly individual market niches with relatively low sales volume which generally deters larger companies.

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

Employees

     At December 31, 1995, the Company had approximately 4,452 full-time employees. No significant number of employees is covered by any collective bargaining agreement.

International Operations

     The Company has a European joint venture, Curtis 1000 Europe GmbH ("Curtis 1000 Europe"), which is 50% owned by the Company and has plants in four countries: Germany, England, Luxembourg and Poland. (See Part I - Item 2 - Properties.") Curtis 1000 Europe manufactures and sells envelopes of all kinds. The Company's share of net income of Curtis 1000 Europe, which is not significant, is translated at average exchange rates prevailing during the year, and is included in the Consolidated Financial Statements of the Company and Notes to Consolidated Financial Statements which are incorporated herein by reference. (See Part II, Item 8 - Financial Statements and Supplementary Data.")

ITEM 2 - PROPERTIES

     The Company's executive offices are located in approximately 15,200 square feet of space at 2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia 30328. The offices are leased from an unaffiliated party under a lease expiring on January 26, 2003.

     The principal properties of the Company include production facilities, administrative/sales offices and warehouses. The Company operates 36 production facilities throughout the United States encompassing approximately 2,035,000 square feet. The Company owns 32 of these facilities while 4 are leased facilities. The Company has announced a plan to close 13 facilities. See the information set forth under the heading "Management's Discussion and Analysis" in the Company's 1995 Annual Report. In addition, the Company and a European joint venture/partner operate production facilities which are owned or leased by the joint venture in Germany, Poland, England, and Luxembourg. The facilities in Germany and Poland are owned by the joint venture, and the facilities in England and Luxembourg are leased.

     The Company leases 36 administrative/sales offices and 10 warehouses, all of which are located in the United States. All of the Company's administrative/sales offices and warehouses are used in the Company's business supplies printing business except for three of such facilities which are used in the Company's book manufacturing business.

     Certain properties owned by the Company are held subject to mortgages.
See the information set forth under the heading "Long Term Debt" in the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report, which information is incorporated herein by reference.

     The Company believes that all of its properties and equipment are in good condition, adequately utilized and suitable for the purposes for which they are being used.

ITEM 3 - LEGAL PROCEEDINGS

     As of March 15, 1996, there were no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company was a party or of which any of its properties were the subject, and none are expected by management to materially effect the Company's financial position and results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of 1995.

ITEM 4 (A) - EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information as of March 15, 1996 regarding the executive officers of the Company:

THOMAS R. CARMODY, 62, has been Chairman of the Board of Directors of the Company since April 1994 and Chief Executive Officer of the Company since 1988. He previously served as President of the Company from 1985 until April 1994, as Executive Vice President of the Company from 1982 until 1985 and as Chief Operating Officer of the Company from 1982 until 1988. He has been a director of the Company since 1983 and has served with the Company or Curtis 1000 Inc., a wholly-owned subsidiary of the Company, for over 40 years.

HENRY CURTIS VII, 47, has been Vice President of Administration of the Company since April 1995. He served as Vice President of Administration and Sales Support of Curtis 1000 Inc., a subsidiary of the Company from 1992 to March 1995. He served as Director of Employee Benefits of the Company from 1983 to 1990 and held various positions with the Company and its wholly-owned subsidiaries, Curtis 1000 Inc. and Vanier Graphics Corporation since 1971. He has been a director of the Company since 1989 and has served with the Company or its subsidiaries for over 25 years.

MICHAEL C. DENIKEN, 48, was elected Treasurer and Chief Accounting Officer of the Company effective October 1, 1995. He has served with the Company for over 17 years.

DAWN M. GRAY, 51, has served as Secretary of the Company since July 1989. She served as Assistant Secretary from October 1976 to June 1989. She has served with the Company or Curtis 1000 Inc., a wholly-owned subsidiary of the Company, for over 29 years.

ROBERT W. GUNDECK, 53, has been President of the Company since April 1994 and Chief Operating Officer of the Company since 1993. He previously served as Executive Vice President of the Company from 1993 until April 1994 and as Vice President - Corporate Development of the Company from 1990 until 1993. From 1988 until 1990 Mr. Gundeck was Director of Acquisitions and Corporate Development of the Company. He has been a director of the Company since 1993, and he has served with the Company for over 8 years.

RICHARD A. LEFEBER, 60, has served as Vice President-Administration of the Company since January 1980. He served as Secretary of the Company from August 1982 to June 1989. He has served with the Company or Curtis 1000 Inc., a wholly-owned subsidiary of the Company, for over 38 years.

RICHARD G. SMITH, 47, was elected Vice President - Finance and Chief Financial Officer of the Company effective January 1, 1996. He joined the Company as Vice President - Corporate Development in September 1995. From August 1994 to August 1995, Mr. Smith was Senior Vice President of Brambles USA, Inc., the major U. S. subsidiary of Brambles Industries Limited, an Australian based specialized industrial services provider with annual revenues of approximately $2 billion. From September 1992 to July 1994, he was Vice President and Chief Financial Officer of Brambles Acquisition, Inc., the largest subsidiary of Brambles USA, Inc. He was Vice President and Chief Financial Officer of Environmental Systems Company, a New York Stock Exchange-listed hazardous waste company from June 1991 to August 1992. Environmental Systems Company was acquired by Brambles in March 1992. Prior to 1991 he served as Vice President of Corporate Development for Laidlaw, Inc.

     The Board of Directors elects officers annually in April for one year terms or until their successors are elected and qualified. Officers are subject to removal by the Board of Directors at any time.

                                    PART II
                                    -------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information relating to the market for, holders of and dividends paid on the Company's Common Stock is set forth under the captions "Quarterly Data 1995," "Quarterly Data 1994," "Stock Exchange Listing," and "Shareholders of Record," in the Company's 1995 Annual Report, which information is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     Selected consolidated financial data for the Company for each year of the eleven year period ended December 31, 1995 is set forth under the caption "Eleven Year Financial Review" in the Company's 1995 Annual Report, which information is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     A discussion of the Company's financial condition and results of operations at and for the dates and periods covered by the consolidated financial statements set forth in the Company's 1995 Annual Report is set forth under the caption "Management's Discussion and Analysis" in the Company's 1995 Annual Report. Such discussion is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements of the Company and its subsidiaries, together with the Independent Auditors' Report, which are set forth in the Company's 1995 Annual Report, are incorporated herein by reference:

           Consolidated Statements of Income for each of the three years in the period ended December 31, 1995

           Consolidated Balance Sheets as of December 31, 1995 and 1994

           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995

           Notes to Consolidated Financial Statements

     The supplementary consolidated financial information regarding the Company which is required by Item 302 of Regulation S-K is set forth under the caption "Quarterly Data 1995" and "Quarterly Data 1994" in the Company's 1995 Annual Report. Such information is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change of or disagreements with independent accountants by the Company in the past two fiscal years or subsequently.

                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company is set forth in "Proposal 1 - Election of Directors" under the captions "Nominees," "Information Regarding Nominees and Directors" and "Meetings and Committees of the Board of Directors" in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders to be held on April 24, 1996 (the "Proxy Statement"). Such information is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth in Part I, Item 4(A) of this Report under the caption "Executive Officers of the Registrant." Information regarding compliance by directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934." Such information is incorporated herein by reference.

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

 ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

      Information regarding relationships or transactions between the Company and affiliates of the Company is set forth under the caption "Executive Compensation - Certain Transactions" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.


                                    PART IV
                                    -------

 ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)  Documents filed as part of this Report:


      1.  Financial Statements


         The Consolidated Financial Statements and the Independent
         Auditors' Report thereon which are required to be filed as part of this Report are included in the Company's 1995 Annual Report and are set forth in and incorporated by reference in Part II, Item 8 hereof. These Consolidated Financial Statements are as follows:


         Consolidated Statements of Income for each of the three years in the period ended December 31, 1995


         Consolidated Balance Sheets as of December 31, 1995 and 1994


         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995


         Notes to Consolidated Financial Statements

     2.  Financial Statement Schedule

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


 (c) The exhibits required to be filed as part of this Report are set forth in the Index of Exhibits on page E-1 of this report

 (d) The financial statement schedule required to be filed as part of this Report is set forth in the Index of Financial Statement Schedule on page S-1 of this Report.


                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN BUSINESS PRODUCTS, INC. (Registrant)




Date: March 15, 1996          BY:  /S/ Robert W. Gundeck
                                  ----------------------------------
                                       Robert W. Gundeck
                                       Chief Executive Officer,
                                       President and Director

Date: March 15, 1996               /S/ Richard G. Smith
                                  ----------------------------------
                                       Richard G. Smith
                                       Vice President-Finance
                                       and Chief Financial Officer

Date: March 15, 1996              /S/  Michael C. Deniken
                                  ----------------------------------
                                       Michael C. Deniken
                                       Treasurer and
                                       Chief Accounting Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 Date: March 15, 1996              */S/ F. Duane Ackerman
                                   ----------------------------
                                   F. Duane Ackerman, Director


 Date: March 15, 1996              */S/ John E. Aderhold
                                   ----------------------------
                                   John E. Aderhold, Director


 Date: March 15, 1996              */S/ W. J. Biggers
                                   ----------------------------
                                   W. J. Biggers, Director


 Date: March 15, 1996              */S/ Thomas R. Carmody
                                   ----------------------------
                                   Thomas R. Carmody, Director &
                                   Chairman of the Board

 Date: March 15, 1996              */S/ Henry Curtis VII
                                   ----------------------------
                                   Henry Curtis VII, Director


 Date: March 15, 1996              */S/ Herbert J. Dickson
                                   ----------------------------
                                   Herbert J. Dickson, Director


 Date: March 15, 1996              */S/ Hollis L. Harris
                                   ----------------------------
                                   Hollis L. Harris, Director


 Date: March 15, 1996              */S/ W. Stell Huie
                                   ----------------------------
                                   W. Stell Huie, Director


 Date: March 15, 1996              */S/ Thomas F. Keller,
                                   ----------------------------
                                   Thomas F. Keller, Director


 Date: March 15, 1996              */S/ G. Harold Northrop
                                  -----------------------------
                                  G. Harold Northrop, Director


 Date: March 15, 1996              */S/ Rex A. McClelland
                                   ----------------------------
                                   Rex A. McClelland, Director



 * By:/S/ Dawn M. Gray
      ------------------
      Dawn M. Gray,
      Attorney-in-Fact

                        AMERICAN BUSINESS PRODUCTS, INC.

                     INDEX OF FINANCIAL STATEMENT SCHEDULE


                                                         PAGE
                                                         ----

Independent Auditors' Report                              S-2

Schedule of the Company and Subsidiaries

         II - Valuation Reserves                          S-3



INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of American Business Products, Inc.:


We have audited the consolidated financial statements of American Business Products, Inc. and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 23, 1996; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of American Business Products, Inc. and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/S/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 23, 1996

                                                                     SCHEDULE II

              AMERICAN BUSINESS PRODUCTS, INC. AND SUBSIDIARIES
                              VALUATION RESERVES
                                (IN THOUSANDS)


                                                                      ADDITIONS
                                                                      CHARGED TO     OTHER CHANGES
                                                       BEGINNING      COSTS AND       ADD (DEDUCT)                          ENDING
DESCRIPTION                                             BALANCE        EXPENSES        DESCRIBE(1)     DEDUCTIONS(2)        BALANCE
-----------                                            ---------      ----------     -------------     -------------        -------
For the Year Ended December 31, 1993:

Allowance for doubtful accounts                          1,838           1,072              238              930             2,218


For the Year Ended December 31, 1994:

Allowance for doubtful accounts                          2,218           1,162                             1,001             2,379


For the Year Ended December 31, 1995:

Allowance for doubtful accounts                          2,379           1,211                               753             2,837


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

                  (g)  1991 Stock Option Plan, and First Amendment thereto.  (Exhibit 10(g), Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

                  (h)  1993 Directors Stock Incentive Plan (Exhibit 10(h), Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1993.

                  (i)  Special Nonqualified Deferred Compensation Plan and related Trust Agreement (Exhibit 10.1(a) Quarterly
                       Report on Form 10-Q for the quarter ended September 30, 1995.

                  (j)  Second Amendment to the 1991 Stock Option Plan (Exhibit 10.1(a), Quarterly Report on Form 10-Q for the
                       quarter ended June 30, 1995).

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

     13           Pages 14 through 28 of the Company's 1995 Annual Report which are incorporated herein by reference.

     21           Subsidiaries of the Registrant.

     23           Independent Auditors' Consent.

     24           Power of Attorney.

     27           Financial Data Schedules (for SEC use only)