Form 10-Q
period 1996-03-31
AMERICAN BUSINESS PRODUCTS INC
filed 1996-05-09
CIK 4672

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended      March 31, 1996          Commission file number 17088
                  ---------------------                               -----

                       AMERICAN BUSINESS PRODUCTS, INC
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Georgia                                         58-1030529
- -------------------------------------------------------------------------------
  (State of Incorporation)                              (IRS Employer
                                                      Identification No)


2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia               30328
- -------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code      (770) 953-8300
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


Yes  X   No
    ---     ---


     Common Stock, $2.00 par value                    16,392,643 shares
     -----------------------------           ----------------------------------
                (Class)                        (Outstanding at March 31, 1996)



                                Page 1 of 12
                          Exhibit Index on Page 10

                       Part I -- FINANCIAL INFORMATION


Item 1. Financial Statements


                      AMERICAN BUSINESS PRODUCTS, INC.
                  CONDENSED CONSOLIDATED INCOME STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
                (Dollars in thousands except per share data)



                                                           1996               1995
                                                       -----------         -----------

  Net Sales                                           $   157,007         $   157,384
                                                      -----------         -----------

  Cost of Goods Sold                                      111,367             110,368
  Selling and Administrative Expenses                      34,652              34,924
  Restructuring Expenses                                    3,658
                                                      -----------         -----------
                                                          149,677             145,292
                                                      -----------         -----------

  Operating Income                                          7,330              12,092

  Other Income (Expense)
    Interest expense                                       -1,916              -2,161
    Miscellaneous - net                                       758                  97
                                                      -----------         -----------

  Income Before Income Taxes                                6,172              10,028

  Provision for Income Taxes                                2,273               4,079
                                                      -----------         -----------
  Net Income                                          $     3,899         $     5,949
                                                      ===========         ===========

  Earnings per Common Share                           $       .24         $       .37
  Dividends per Common Share                          $      .145         $       .14
  Average Number of Common Shares Outstanding          16,384,612          15,994,224




  See accompanying notes to the condensed consolidated financial statements.

                       AMERICAN BUSINESS PRODUCTS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                     March 31,     December 31,
                                                       1996           1995
                                                     --------      ---------
                                                    (Unaudited)
     Current Assets
      Cash and cash equivalents                      $ 26,544      $ 29,023
      Accounts receivable, less allowances of
        $2,820 and $2,837                              81,551        85,978
      Inventories                                      49,533        52,715
      Other                                             1,959         1,103
                                                     --------      --------
        Total Current Assets                         $159,587      $168,819

     Plant and Equipment - At Cost
      Land                                              5,928         5,573
      Buildings and improvements                       54,017        53,718
      Machinery and equipment                         135,632       134,412
                                                     --------      --------
                                                      195,577       193,703
      Less accumulated depreciation                   105,254       104,709
                                                     --------      --------
                                                       90,323        88,994

     Intangible Assets from Acquisitions
      Goodwill, less amortization of $5,066
        and $4,657                                     36,527        36,936
      Other, less amortization of $4,769 and $4,671     1,657         1,755
                                                     --------      --------
                                                       38,184        38,691

     Deferred Income Taxes                             12,436        12,048
     Other Assets                                      26,896        27,879
                                                     --------      --------
                                                     $327,426      $336,431
                                                     ========      ========


     Current Liabilities
      Accounts payable                               $ 42,720      $ 45,686
      Salaries and wages                               10,064        12,839
      Profit sharing contributions                      1,666         5,924
      Income taxes                                      1,679         2,518
      Current maturities of long-term debt              8,151         8,251
                                                     --------      --------
        Total Current Liabilities                      64,280        75,218


     Long-Term Debt                                    61,581        61,761
     Supplemental Retirement Benefits                  16,991        16,465
     Postretirement and Postemployment Benefits        22,024        22,114
     Stockholders' Equity
      Common stock - $2 par value; authorized
        50,000,000 shares, issued 16,600,119 and
        16,582,209 shares                              33,200        33,164
      Additional paid-in capital                        5,901         5,701
      Retained earnings                               125,731       124,459
      Foreign currency translation adjustment             616           365
                                                     --------      --------
                                                      165,448       163,689
      Less 207,476 and 204,232 shares of Common
        Stock in treasury - at cost                     2,898         2,816
                                                     --------      --------
                                                      162,550       160,873
                                                     --------      --------
                                                     $327,426      $336,431
                                                     ========      ========



See accompanying notes to condensed consolidated financial statements.

                       AMERICAN BUSINESS PRODUCTS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
                            (Dollars in thousands)



                                                                  1996            1995
                                                                 ------          ------
       Cash Flows from Operating Activities
        Net income                                              $ 3,899         $ 5,949
        Depreciation and amortization                             4,250           4,474
        Changes in operating working capital                     -4,185         -10,806
        Other adjustments to reconcile net income
          to net cash provided by operating activities             -121             885
                                                                -------         -------
          Net cash provided by operating activities               3,843             502


       Cash Flows Used in Investing Activities
        Decrease in cash value of life insurance                  1,223           1,274
        Additions to plant and equipment                         -5,366          -4,134
        Other                                                       324               3
                                                                -------         -------
          Net cash used in investing activities                  -3,819          -2,857


       Cash Flows Used in Financing Activities
        Decrease in long-term debt                                 -281            -422
        Dividends paid                                           -2,377          -2,246
        Other                                                       155               5
                                                                -------         -------
          Net cash used in financing activities                  -2,503          -2,663


       Net Decrease in Cash and Cash Equivalents                 -2,479          -5,018
       Cash and Cash Equivalents at Beginning of Year            29,023          25,997
                                                                -------         -------
       Cash and Cash Equivalents at End of Period               $26,544         $20,979
                                                                =======         =======




See accompanying notes to condensed consolidated financial statements.

                       AMERICAN BUSINESS PRODUCTS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Unaudited Consolidated Financial Statements

      The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles which in certain instances require the use of management's estimates. The information contained in these condensed consolidated financial statements and notes for the three month periods ended March 31, 1996 and 1995 is unaudited but, in the opinion of management, all adjustments necessary for a fair presentation of such information have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

4.    Net Income Per Share

      Net income per common share is based upon the weighted average number of shares outstanding during each period: 16,384,612 and 15,994,224 for the three month periods ended March 31, 1996 and 1995, respectively.

5.    Inventories ($000's)

      Inventories consisted of the following at the dates indicated:


                                                 March 31,   December 31,
                                                   1996         1995
                                                   ----         ----
             Products finished or in process     $27,325      $27,557
             Raw materials                        21,576       24,438
             Supplies                                632          720
                                                 -------      -------
                               Total             $49,533      $52,715
                                                 =======      =======


6.    Credit Facility

      The Company has entered into an unsecured committed revolving credit agreement with a bank under which the Company may borrow up to $35 million through April 22, 1999. The agreement provides for borrowing at rates related to prime and Eurocurrency rates.

7.    Restructuring Plan

      During the first quarter of 1996 the Company announced a restructuring plan to reduce operating costs. The Company plans to close 13 plants in 1996 and will transfer production to other, larger facilities. As a result the Company recorded a restructuring charge which reduced net income by $2.2 million ($.13 per common share) in the quarter. The pretax components of this charge are as follows (in millions):


             Severance and employee related costs              $2.5
             Fixed asset write-down costs                       0.8
             Other miscellaneous costs                          0.4
                                                               ----
                                                               $3.7
                                                               ====


      The restructuring charge consists of an accrual against which cash expenditures of $0.9 million were made during the quarter. Personnel termination benefits included in the charge aggregated $2.3 million and related to approximately 450 employees, primarily production and administrative personnel located at the closing plants. Of these, 137 employees' employment terminated in the first quarter of 1996, during which cash expenditures of $0.3 million were made for personnel termination benefits. The Company anticipates the restructuring will reduce its employee numbers by approximately 160 persons net of new employee hiring at plants where production will continue.

      The Company's restructuring plan will continue to be implemented during the remainder of 1996 and the Company anticipates incurring an estimated $4.4 million (before taxes) in additional restructuring charges over the remainder of 1996, primarily as a result of temporary workforce duplication and other incremental employee costs of transferring production from closing to continuing plants.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

1.    Liquidity and Capital Resources

      The current ratio increased to 2.5 to 1 at March 31, 1996, from 2.2 to 1 at December 31, 1995.

      The Company has entered into an unsecured committed revolving credit agreement with a bank under which the Company may borrow up to $35 million through April 22, 1999. The agreement provides for borrowing at rates related to prime and Eurocurrency rates.

      The Company believes its internal cash flows and, to the extent necessary, external financing will provide sufficient funds to meet the Company's needs for the foreseeable future.

2.    Results of Operations

      Sales during the first quarter of 1996 were virtually unchanged versus the same period in 1995, declining by 0.2%.

      Cost of goods sold, expressed as a percentage of sales, increased to 70.9% in 1996 from 70.1% in 1995 due primarily to lower absorption of fixed costs. Selling and administrative expenses were virtually unchanged versus the prior year, decreasing to 22.1% of sales in 1996 compared to 22.2% in 1995.

      During the first quarter of 1996 the Company recorded a restructuring charge of $3.7 million (before income taxes) which is more fully discussed under Plant Consolidations below and in Note 7 to the financial statements in Item 1 of this report.

      Other expense decreased to $1.2 million for the first quarter of 1996 from $2.1 million in 1995 due primarily to increased miscellaneous income in 1996 versus the prior year.

      The effective income tax rate for the first quarter of 1996 decreased to 36.8% compared to 40.7% in the first quarter of 1995 as a result of several factors including increased levels of non-taxable income, decreased provisions for state income taxes, and the restructuring charge which reduced income subject to tax at rates higher than the Company's effective rate.

3.    Plant Consolidations

      In February 1996, the Company announced a restructuring plan to reduce operating costs. The Company plans to close 13 plants in 1996 and reconfigure business supplies production to a smaller number of larger, more efficient facilities. The reconfiguration is expected to result in higher equipment utilization, improved employee productivity and other scale economies. All planned closings are expected to be completed in 1996.

      As a result of the restructuring, the Company expects to record a restructuring charge of approximately $8.1 million in 1996. Proceeds from the sale of real estate associated with the plant closings are expected to be several million dollars higher than the $4.4 million carrying value of such real estate. Expected gains on disposals of the real estate will be recognized as each facility is sold.

4.    Risks and Uncertainties

      Except for historical information contained herein, the matters set forth in this report are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The Company's expectations respecting future sales and profits assume, among other things, reasonable continued growth in the general economy which affects demand for the Company's products, and reasonable stability in raw materials pricing, changes in which affect customer purchasing decisions as well as the Company's prices and margins. The costs and benefits of the Company's plant consolidation plan and the related redesign of order processing may vary from the Company's expectations due to various factors such as: higher or lower than anticipated rates of relocation or resignation of employees who otherwise would receive termination payments; the extent of management's ability to control duplication of costs, inefficiencies and overheads during the period of transferring production from closing to continuing plants; sale prices realized upon future disposal of redundant assets, particularly real property which is subject to future supply and demand conditions in various local real estate markets; and the difficulties inherent in forecasting the operating results of an operating mode different from that which exists at the time the forecast is made.

                        PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibits attached hereto:

    Number                  Description
    ------                  -----------

     10.1       Executive Compensation Plans and Arrangements:
                (a) First Amendment to the Deferred Compensation Plan for Directors.

     27         Financial Data Schedules for First Quarter 1996 10-Q
                (for SEC use only)

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

                                          AMERICAN BUSINESS PRODUCTS, INC.
                                          --------------------------------
                                                    (Registrant)

DATE:  May 9, 1996                    /s/ Richard G. Smith
                                      ----------------------------------
                                         Richard G. Smith
                                         Vice President-Finance
                                         and Chief Financial Officer


                                      /s/ Michael C. Deniken
                                      ----------------------------------
                                         Michael C. Deniken
                                         Treasurer and
                                         Chief Accounting Officer

                      AMERICAN BUSINESS PRODUCTS, INC.

                              INDEX OF EXHIBITS



     Number              Description                        Page
     ------              -----------                        ----
     10.1      Executive Compensation Plans and           Page 11-12
               Arrangements
               (a)  First Amendment to the
                    Deferred Compensation Plan for
                    Directors.

     27        Financial Data Schedules for First Quarter
               1995 10-Q (for SEC use only)
