Form 10-Q
period 1996-06-30
AMERICAN BUSINESS PRODUCTS INC
filed 1996-08-06
CIK 4672

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended      June 30, 1996      Commission file number 17088
                  -----------------------                        -----

                 AMERICAN BUSINESS PRODUCTS, INC.
- ---------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


       Georgia                                              58-1030529
- ---------------------------------------------------------------------------
(State of Incorporation)                                   (IRS Employer
                                                        Identification No.)


2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia            30328
- ---------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code     (770) 953-8300
                                                  -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No
    ---      ---



     Common Stock, $2.00 par value             16,395,251 shares
     -----------------------------    -----------------------------------
                (Class)                  (Outstanding at June 30, 1996)



                                  Page 1 of 12

                            Exhibit Index on Page 12

                        Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                       AMERICAN BUSINESS PRODUCTS, INC.
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                 (Dollars in thousands except per share data)


Three Months Ended June 30,                                                           1996                  1995
- ---------------------------                                                        ------------           ----------
Net Sales                                                                          $    157,394           $  156,425
                                                                                   ------------           ----------

Cost of Goods Sold                                                                      110,809              110,464
Selling and Administrative Expenses                                                      35,398               34,435
Restructuring Expenses                                                                      643
                                                                                   ------------           ----------
                                                                                        146,850              144,899
                                                                                   ------------           ----------

Operating Income                                                                        10,544                11,526

Other Income (Expense)
  Interest expense                                                                      (1,762)               (2,197)
  Miscellaneous - net                                                                      981                   520
                                                                                   -----------            ----------
                                                                                          (781)               (1,677)
                                                                                   -----------            ----------

Income Before Income Taxes                                                                9,763                9,849

Provision for Income Taxes                                                                3,868                3,912
                                                                                   ------------           ----------
Net Income                                                                         $      5,895           $    5,937
                                                                                   ============           ==========

Earnings per Common Share                                                          $        .36           $      .37
Dividends per Common Share                                                         $       .145           $      .14
Weighted Average Number of Common Shares Outstanding                                 16,393,480           16,051,944

Six Months Ended June 30,                                                              1996                 1995
- -------------------------                                                          -----------           ----------
Net Sales                                                                          $   314,401           $  313,809
                                                                                   -----------           ----------

Cost of Goods Sold                                                                     222,176              220,832
Selling and Administrative Expenses                                                     70,050               69,359
Restructuring Expenses                                                                   4,301
                                                                                   -----------           ----------
                                                                                       296,527              290,191
                                                                                   -----------           ----------

Operating Income                                                                        17,874               23,618

Other Income (Expense)
Interest expense                                                                        (3,678)              (4,358)
Miscellaneous - net                                                                      1,739                  617
                                                                                   -----------           ----------
                                                                                        (1,939)              (3,741)
                                                                                   -----------           ----------

Income Before Income Taxes                                                              15,935               19,877

Provision for Income Taxes                                                               6,141                7,991
                                                                                   -----------           ----------
Net Income                                                                         $     9,794           $   11,886
                                                                                   ===========           ==========


Earnings per Common Share                                                          $       .60           $      .74
Dividends per Common Share                                                         $       .29           $      .28
Weighted Average Number of Common Shares Outstanding                                16,389,416           16,023,243


See accompanying notes to the condensed consolidated financial statements

                        AMERICAN BUSINESS PRODUCTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)



                                                                 June 30,             December 31,
                                                                   1996                   1995
                                                                ---------             -----------


Current Assets
 Cash and cash equivalents                                      $ 31,568                $ 29,023
 Accounts receivable, less allowance of
   $2,807 and $2,837                                              80,956                  85,978
 Inventories                                                      45,934                  52,715
 Other                                                             4,518                   1,103
                                                                --------                --------
Total Current Assets                                            $162,976                $168,819

Plant And Equipment - At Cost
 Land                                                              5,915                   5,573
 Buildings and improvements                                       59,035                  53,718
 Machinery and equipment                                         136,392                 134,412
                                                                --------                --------
                                                                 201,342                 193,703
 Less accumulated depreciation                                   107,393                 104,709
                                                                --------                --------
                                                                  93,949                  88,994

Intangible Assets From Acquisitions
 Goodwill, less amortization of $5,474
   and $4,657                                                     36,118                  36,936
 Other, less amortization of $4,868 and $4,671                     1,559                   1,755
                                                                --------                --------
                                                                  37,677                  38,691

Deferred Income Taxes                                             12,824                  12,048
Other Assets                                                      28,319                  27,879
                                                                --------                --------
                                                                $335,745                $336,431
                                                                ========                ========

Current Liabilities
 Accounts payable                                               $ 39,326                $ 45,686
  Salaries and wages                                              11,256                  12,839
 Profit sharing contributions                                      3,267                   5,924
  Income taxes                                                       388                   2,518
  Current maturities of long-term debt                             8,051                   8,251
                                                                --------                --------
   Total Current Liabilities                                      62,288                  75,218

Long-Term Debt                                                    67,861                  61,761
Supplemental Retirement Benefits                                  17,516                  16,465
Postretirement and Postemployment Benefits                        22,011                  22,114
Stockholders' Equity
 Common stock - $2 par value; authorized
   50,000,000 shares, issued 16,604,110 and
   16,582,209 shares                                              33,208                  33,164
 Additional paid-in capital                                        5,922                   5,701
 Retained earnings                                               129,249                 124,459
 Foreign currency translation adjustment                             616                     365
                                                                --------                --------
                                                                 168,995                 163,689

 Less 208,859 and 204,232 shares of Common
   Stock in treasury - at cost                                     2,926                   2,816
                                                                --------                --------
                                                                 166,069                 160,873
                                                                --------                --------
                                                                $335,745                $336,431
                                                                ========                ========



See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                             (Dollars in thousands)



                                                                     1996                   1995
                                                                     ----                   ----
Cash Flows from Operating Activities
  Net income                                                      $  9,794                $ 11,886
  Depreciation and amortization                                      9,178                   8,934
  Changes in operating working capital                              (4,342)                (13,267)
Other adjustments to reconcile net income
to net cash provided by operating activities                        (2,379)                  1,044
                                                                  --------                --------
Net cash provided by operating activities                           12,251                   8,597


Cash Flows Used in Investing Activities
  Acquisitions, net of cash acquired                                                        (9,000)
  Decrease in cash value of life insurance                             751                     776
  Additions to plant and equipment                                 (13,276)                 (7,927)
  Other                                                              1,517                     511
                                                                  --------                --------
Net cash used in investing activities                              (11,008)                (15,640)


Cash Flows Used in Financing Activities
  Increase (decrease) in long-term debt                              5,900                    (621)
  Dividends paid                                                    (4,753)                 (4,501)
  Other                                                                155                   6,570
                                                                  --------                --------
Net cash used in financing activities                                1,302                  (1,448)


Net Increase (Decrease) in Cash and Cash Equivalents                 2,545                  (5,595)
Cash and Cash Equivalents at Beginning of Year                      29,023                  25,997
                                                                  --------                --------
Cash and Cash Equivalents at End of Period                        $ 31,568                $ 20,402
                                                                  ========                ========



See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Unaudited Consolidated Financial Statements

     The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles which in certain instances require the use of management's estimates. The information contained in these condensed consolidated financial statements and notes for the six month periods ended June 30, 1996 and 1995 is unaudited but, in the opinion of management, all adjustments necessary for a fair presentation of such information have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

4.   Inventories ($000's)

     Inventories consisted of the following at the dates indicated:


                                                 June 30,            December 31,
                                                   1996                 1995
                                                 --------             --------
             Products finished or in process     $25,601              $27,557
             Raw materials                        19,615               24,438
             Supplies                                718                  720
                                                 -------              -------
                               Total             $45,934              $52,715
                                                 =======              =======



5.   Credit Facility

     The Company has entered into an unsecured committed revolving credit agreement with a bank under which the Company may borrow up to $35 million through April 22, 1999. The agreement provides for borrowing at rates related to prime and Eurocurrency rates. The Company also has borrowed approximately $6.5 million through a variable interest rate industrial revenue bond due May 1, 2031. The bond is supported by the bank's letter of credit which commensurately reduces the balance available to the Company under the credit agreement.


6.   Restructuring Plan

     To reduce operating costs the Company plans to close 14 plants in 1996 and transfer production to other, larger facilities. As a result the Company recorded a restructuring charge which had an aftertax effect of $0.4 million ($.02 per common share) in the second quarter and $2.5 million ($.15 per common share) during the first half. The pretax components of this charge for the first half are as follows (in millions):


             Severance and employee related costs              $2.9
             Fixed asset write-down costs                       0.8
             Other miscellaneous costs                          0.6
                                                               ----
                                                               $4.3
                                                               ====


     Cash expenditures of $2.5 million were made against the restructuring accrual during the first half. Personnel termination benefits included in the charge aggregated $2.0 million and related to approximately 515 employees, primarily production and administrative personnel located at the closing plants. Of these, 267 employees' employment terminated in the first half of 1996, during which cash expenditures of $0.9 million were made for personnel termination benefits. The Company anticipates the restructuring will reduce its employee numbers by approximately 180 persons net of new employee hiring at plants where production will continue.

     The Company's restructuring plan will continue to be implemented during the remainder of 1996 and the Company anticipates incurring an estimated $2.3 million (before taxes) in additional restructuring expenses over the remainder of 1996, primarily as a result of incremental employee costs of transferring production from closing to continuing plants.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

1.   Liquidity and Capital Resources

     The current ratio increased to 2.6 to 1 at June 30, 1996, from 2.2 to 1 at December 31, 1995.

     As more fully described in Note 6 to the Financial Statements in Item 1 of this report, the Company has entered into a revolving credit agreement with a bank and has borrowed funds through an industrial revenue bond.

     The Company believes its internal cash flows and, to the extent necessary, external financing will provide sufficient funds to meet the Company's needs for the foreseeable future.

2.   Results of Operations

     Sales during the second quarter and first half of 1996 were virtually unchanged versus the same periods in 1995, increasing by 0.6% for the quarter and 0.2% for the half.

     Cost of goods sold, expressed as a percentage of sales, decreased slightly to 70.4% from 70.6% for the second quarter and increased slightly to 70.7% from 70.4% for the first half compared to the same periods in the prior year. Selling and administrative expenses increased to 22.5% of sales from 22.0% for the second quarter and increased to 22.3% from 22.1% for the first half compared to the same periods in the prior year.

     The Company recorded a restructuring charge of $0.6 million (before income taxes) in the second quarter and $4.3 million for the first half, which is more fully discussed under Plant Consolidations below and in Note 7 to the financial statements in Item 1 of this report.

     Other expense decreased to $0.8 million from $1.7 million for the second quarter and to $1.9 million from $3.7 million for the first half compared with the same periods in the prior year. The decreases were due both to lower interest expense and increased miscellaneous income.

     The effective income tax rate decreased to 39.6% from 39.7% for the second quarter and decreased to 38.5% from 40.2% for the first half compared to the same periods in the prior year as a result of several factors including, principally in the first quarter of 1996, increased levels of non-taxable income, decreased provisions for state income taxes, and the restructuring charge which reduced income subject to tax at rates higher than the Company's effective rate.

3.   Plant Consolidations

     To reduce operating costs, the Company plans to close 14 plants in 1996 and reconfigure business supplies production to a smaller number of larger, more efficient facilities. The reconfiguration is expected to result in higher equipment utilization, improved employee productivity and other scale economies. All planned closings are expected to be completed in 1996.

     As a result of the restructuring, the Company expects to record a restructuring charge of approximately $6.6 million (before taxes) in 1996. Proceeds from the sale of real estate associated with the plant closings are expected to be several million dollars higher than the $5.5 million carrying value of such real estate. Expected gains on disposals of the real estate will be recognized as each facility is sold.

4.   Risks and Uncertainties

     Except for historical information contained herein, the matters set forth in this report are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The Company's expectations respecting future sales and profits assume, among other things, reasonable continued growth in the general economy which affects demand for the

     Company's products, and reasonable stability in raw materials pricing, changes in which affect customer purchasing decisions as well as the Company's prices and margins. The costs and benefits of the Company's plant consolidation plan and a related redesign of order processing may vary from the Company's expectations due to various factors such as: higher or lower than anticipated rates of relocation or resignation of employees who otherwise would receive termination payments; the extent of management's ability to control duplication of costs, inefficiencies, overheads and operational bottlenecks during the period of transferring production from closing to continuing plants; sale prices realized upon future disposal of redundant assets, particularly real property which is subject to future supply and demand conditions in various local real estate markets; and the difficulties inherent in forecasting the operating results of an operating mode different from that which exists at the time the forecast is made.

                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders

The 1996 Annual Meeting of Shareholders of the Company was held on April 24, 1996, and proxies were solicited under Regulation 14A of the Securities Exchange Act of 1934.

The following nominees for director were elected to serve as director until the 1999 Annual Meeting of Shareholders:





                                         VOTED FOR      WITHHELD
                                         ----------     --------
                  W. Joseph Biggers      14,392,603     127,347
                  Henry Curtis VII       14,398,322     121,628
                  C. Douglas Miller      14,383,936     136,014
                  G. Harold Northrop     14,398,116     121,834


The following directors continued in office as directors after the 1996 Annual Meeting for the following terms:


                      DIRECTOR                     TERM EXPIRES
                      --------                     ------------
                  F. Duane Ackerman                    1997
                  Thomas F. Keller                     1997
                  Rex A. McClelland                    1997
                  Thomas R. Carmody                    1998
                  Robert W. Gundeck                    1998
                  Hollis L. Harris                     1998
                  W. Stell Huie                        1998



The other matter which was voted upon and approved during the 1996 Annual Meeting was a proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants of the Company for the 1996 fiscal year.


                  AFFIRMATIVE       NEGATIVE        ABSTENTIONS
                  -----------       --------      ---------------
                  14,471,270        16,714            31,966

Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibits attached hereto:


NUMBER           DESCRIPTION
- ------           -----------
  3              Restated Bylaws, as amended April 24, 1996.

 27              Financial Data Schedules for Second Quarter
                 1996 10-Q  (for SEC use only)


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

                                        AMERICAN BUSINESS PRODUCTS, INC.
                                        --------------------------------
                                                (Registrant)



DATE:  August 2, 1996                   /s/ Richard G. Smith
                                   --------------------------------
                                        Richard G. Smith
                                        Vice President-Finance
                                        and Chief Financial Officer


                                        /s/ Michael C. Deniken
                                   --------------------------------
                                        Michael C. Deniken
                                        Treasurer and
                                        Chief Accounting Officer

                        AMERICAN BUSINESS PRODUCTS, INC.

                               INDEX OF EXHIBITS

Number                        Description                          Page
- ------                        -----------                          ----

   3               Restated Bylaws, as amended April 24, 1996

  27               Financial Data Schedules for Second Quarter
                   1996 10-Q (for SEC use only)