Form 10-Q
period 1996-09-30
AMERICAN BUSINESS PRODUCTS INC
filed 1996-11-12
CIK 4672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended  September 30, 1996  Commission file number 17088
                           --------------------                        -----

                        AMERICAN BUSINESS PRODUCTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Georgia                                          58-1030529
-------------------------------------------------------------------------------
(State of Incorporation)                               (IRS Employer
                                                     Identification No.


2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia            30328
-------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code     (770) 953-8300
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


Yes  X    No
    ---      ---



     Common Stock, $2.00 par value               16,402,159 shares
     -----------------------------        -----------------------------------
                  (Class)                 (Outstanding at September 30, 1996)



                                  Page 1 of 11
                            Exhibit Index on Page 11

                        Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                        AMERICAN BUSINESS PRODUCTS, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                  (Dollars in thousands except per share data)


Three Months Ended September 30,            1996          1995
--------------------------------            ----          ----
Net Sales                                 $157,993      $157,169
                                          --------      --------

Cost of Goods Sold                         109,856       110,901
Selling and Administrative Expenses         35,686        34,309
Restructuring Expenses                       1,498
                                          --------      --------
                                           147,040       145,210
                                          --------      --------

Operating Income                            10,953        11,959

Other Income (Expense)
 Interest expense                           (1,774)       (2,116)
 Miscellaneous - net                         1,471           269
                                          --------      --------
                                              (303)       (1,847)
                                          --------      --------

Income Before Income Taxes                  10,650        10,112

Provision for Income Taxes                   4,271         4,093
                                          --------      --------
Net Income                                $  6,379      $  6,019
                                          ========      ========
Earnings per Common Share                 $    .39      $    .37
Dividends per Common Share                $   .145      $    .14
Weighted Average Number of Common
 Shares Outstanding                     16,399,943    16,361,655


Nine Months Ended September 30,             1996          1995
-------------------------------             ----          ----

Net Sales                                 $472,394      $470,978
                                          --------      --------

Cost of Goods Sold                         332,032       331,733
Selling and Administrative Expenses        105,736       103,668
Restructuring Expenses                       5,799
                                          --------      --------
                                           443,567       435,401
                                          --------      --------

Operating Income                            28,827        35,577

Other Income (Expense)
  Interest expense                          (5,452)       (6,474)
  Miscellaneous - net                        3,210           886
                                          --------      --------
                                            (2,242)       (5,588)
                                          --------      --------

Income Before Income Taxes                  26,585        29,989

Provision for Income Taxes                  10,412        12,084
                                          --------      --------
Net Income                                $ 16,173      $ 17,905
                                          ========      ========

Earnings per Common Share                 $    .99      $   1.11
Dividends per Common Share                $   .435      $    .42
Weighted Average Number of Common
 Shares Outstanding                     16,392,705    16,137,287


See accompanying notes to the condensed consolidated financial statements

                        AMERICAN BUSINESS PRODUCTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                              (Unaudited)
                                             September 30,    December 31,
                                                1996               1995
                                             -------------    ------------
Current Assets
  Cash and cash equivalents                      $ 41,012      $ 29,023
  Accounts receivable, less allowances of
   $2,363 and $2,837                               78,568        85,978
  Inventories                                      47,610        52,715
  Other                                             4,573         1,103
                                                 --------      --------
     Total Current Assets                         171,763       168,819

Plant And Equipment - At Cost
  Land                                              5,704         5,573
  Buildings and improvements                       59,537        53,718
  Machinery and equipment                         137,612       134,412
                                                 --------      --------
                                                  202,853       193,703
  Less accumulated depreciation                   107,490       104,709
                                                 --------      --------
                                                   95,363        88,994

Intangible Assets From Acquisitions
  Goodwill, less amortization of $5,860
    and $4,657                                     35,562        36,936
  Other, less amortization of $4,965 and $4,671     1,461         1,755
                                                 --------      --------
                                                   37,023        38,691

Deferred Income Taxes                              13,212        12,048
Other Assets                                       29,980        27,879
                                                 --------      --------
                                                 $347,341      $336,431
                                                 ========      ========

Current Liabilities
  Accounts payable                               $ 46,204      $ 45,686
  Salaries and wages                               12,440        12,839
  Profit sharing contributions                      5,075         5,924
  Income taxes                                        -0-         2,518
  Current maturities of long-term debt              5,508         8,251
                                                 --------      --------
     Total Current Liabilities                     69,227        75,218

Long-Term Debt                                     67,743        61,761
Supplemental Retirement Benefits                   17,942        16,465
Postretirement and Postemployment Benefits         22,014        22,114
Stockholders' Equity
  Common stock - $2 par value; authorized
    50,000,000 shares, issued 16,612,185 and
    16,582,209 shares                              33,224        33,164
  Additional paid-in capital                        6,025         5,701
  Retained earnings                               133,501       124,459
  Foreign currency translation adjustment             616           365
                                                 --------      --------
                                                  173,366       163,689
 Less 210,026 and 204,232 shares of Common
   Stock in treasury - at cost                      2,951         2,816
                                                 --------      --------
                                                  170,415       160,873
                                                 --------      --------
                                                 $347,341      $336,431
                                                 ========      ========



See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                             (Dollars in thousands)



                                                         1996         1995
                                                         ----         ----
Cash Flows from Operating Activities
  Net income                                            $16,173       $17,905
  Depreciation and amortization                          12,804        13,183
  Changes in operating working capital                    5,797       (14,352)
  Other adjustments to reconcile net income
    to net cash provided by operating activities         (3,304)        1,001
                                                        -------       ------
      Net cash provided by operating activities          31,470        17,737


Cash Flows Used in Investing Activities
  Acquisitions, net of cash acquired                                   (9,357)
  (Increase) decrease in cash value of life insurance      (214)          383
  Additions to plant and equipment                      (19,333)      (10,470)
  Other                                                   3,709           847
                                                        -------       -------
      Net cash used in investing activities             (15,838)      (18,597)


Cash Flows Used in Financing Activities
  Increase (decrease) in long-term debt                   3,239        (8,693)
  Dividends paid                                         (7,131)       (6,792)
  Other                                                     249         6,669
                                                        -------       -------
      Net cash used in financing activities              (3,643)       (8,816)

Net Increase (Decrease) in Cash and Cash Equivalents     11,989        (9,676)
Cash and Cash Equivalents at Beginning of Year           29,023        25,997
                                                        -------       -------
Cash and Cash Equivalents at End of Period              $41,012       $16,319
                                                        =======       =======







See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     Unaudited Consolidated Financial Statements

       The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles which in certain instances require the use of management's estimates. The information contained in these condensed consolidated financial statements and notes for the three and nine month periods ended September 30, 1996 and 1995 is unaudited but, in the opinion of management, all adjustments necessary for a fair presentation of such information have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

4.     Inventories ($000's)

       Inventories consisted of the following at the dates indicated:


                                         September 30,  December 31,
                                            1996            1995
                                            ----            ----
         Products finished or in process    $26,281      $ 27,557
         Raw materials                       20,640        24,438
         Supplies                               689           720
                                            -------       -------
                         Total              $47,610       $52,715
                                            =======       =======



5.     Credit Facility

       The Company has entered into an unsecured committed revolving credit agreement with a bank under which the Company may borrow up to $35 million through April 22, 1999. The agreement provides for borrowing at rates related to prime and Eurocurrency rates. Currently, the Company has no outstanding borrowings under the credit agreement. The Company has borrowed approximately $6.5 million through a variable interest rate industrial revenue bond due May 1, 2031. The bond is supported by the bank's letter of credit which commensurately reduces the balance available to the Company under the credit agreement.

6.     Restructuring Plan

       To reduce operating costs the Company plans to close 14 plants and transfer production to other, larger facilities. As of September 30, 1996, the Company had closed 12 of these plants. A 13th plant is planned to be closed in the fourth quarter of 1996 and the 14th plant in either the fourth quarter of 1996 or the first quarter of 1997. As a result of the planned plant closings the Company recorded a restructuring charge which had an after tax effect of $0.9 million ($.05 per common share) in the third quarter and $3.4 million ($.21 per common share) during the first three quarters of 1996. The pretax components of this charge for the first three quarters are as follows (in millions):


             Severance and employee related costs              $4.1
             Fixed asset write-down costs                       0.8
             Other miscellaneous costs                          0.9
                                                               ----
                                                               $5.8
                                                               ====


       Cash expenditures of $4.4 million were made against the restructuring accrual during the first three quarters. Severance costs relates to approximately 487 employees, primarily production and administrative personnel located at the closing plants. Of these, 448 employees' employment terminated in the first three quarters of 1996, during which cash expenditures of

       $1.7 million were made for severance related benefits. The Company anticipates the restructuring will reduce its employee numbers by approximately 246 persons net of new employee hiring at plants where production will continue.

       The Company's restructuring plan will continue to be implemented during the remainder of 1996 and the Company anticipates incurring an estimated $1.2 million (before taxes) in additional restructuring expenses over the remainder of 1996, primarily as a result of incremental employee costs of transferring production from closing to continuing plants.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

1.     Liquidity and Capital Resources

       The current ratio increased to 2.5 to 1 at September 30, 1996, from 2.2 to 1 at December 31, 1995.

       As more fully described in Note 5 to the Financial Statements in Item 1 of this report, the Company has entered into a revolving credit agreement with a bank and has borrowed funds through an industrial revenue bond.

       The Company believes its internal cash flows and, to the extent necessary, external financing will provide sufficient funds to meet the Company's needs for the foreseeable future.

2.     Results of Operations

       Sales during the third quarter and first three quarters of 1996 were virtually unchanged versus the same periods in 1995, increasing by 0.5% for the third quarter and 0.3% for the first three quarters.

       Cost of goods sold, expressed as a percentage of sales, decreased to 69.5% from 70.6% for the third quarter and decreased slightly to 70.3% from 70.4% for the first three quarters compared to the same periods in the prior year. Selling and administrative expenses increased to 22.6% of sales from 21.8% for the third quarter and increased to 22.4% from 22.0% for the first three quarters compared to the same periods in the prior year.

       The Company recorded a restructuring charge of $1.5 million (before income taxes) in the third quarter and $5.8 million for the first three quarters, which is more fully discussed under Plant Consolidations below and in Note 6 to the financial statements in Item 1 of this report.

       Other expense decreased to $0.3 million from $1.8 million for the third quarter and to $2.2 million from $5.6 million for the first three quarters compared with the same periods in the prior year. The decreases were due both to lower interest expense and increased miscellaneous income. The increased miscellaneous income is due primarily to profits recognized upon disposal of real property rendered redudant by the Company's plant consolidation program, as more fully discussed under Plant Consolidations below.

       The effective income tax rate decreased to 40.1% from 40.5% for the third quarter and decreased to 39.2% from 40.3% for the first three quarters compared to the same periods in the prior year as a result of several factors including, principally in the first quarter of 1996, increased levels of non-taxable income, decreased provisions for state income taxes, and the restructuring charge which reduced income subject to tax at rates higher than the Company's effective rate.

3.     Plant Consolidations

       To reduce operating costs, the Company plans to close 14 plants and reconfigure business supplies production to a smaller number of larger, more efficient facilities. The Company's plan is discussed in Note 6 to the Financial Statements in Item 1 of this report. The reconfiguration is expected to result in higher equipment utilization, improved employee productivity and other scale economies.

       As a result of the restructuring, the Company expects to record a restructuring charge of approximately $7.0 million (before taxes) in 1996. Proceeds from the sale of real estate associated with the plant closings are expected to be several million dollars higher than the $5.5 million carrying value of such real estate. The Company recorded gains upon disposal of a portion of such real estate of $1.1 million, (before taxes) in the third quarter and $1.4 million, (before taxes) in the first three quarters of 1996. Further expected gains on disposals of the remaining redundant real estate will be recognized as the facilities are sold.

4.     Risks and Uncertainties

       Except for historical information contained herein, the matters set forth in this report including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future, are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The Company's expectations respecting future sales and profits assume, among other things, reasonable continued growth in the general economy which affects demand for the Company's products, and reasonable stability in raw materials pricing, changes in which affect customer purchasing decisions as well as the Company's prices and margins. The costs and benefits of the Company's plant consolidation plan and a related redesign of order processing may vary from the Company's expectations due to various factors such as: higher or lower than anticipated rates of relocation or resignation of employees who otherwise would receive termination payments; the extent of management's ability to control duplication of costs, inefficiencies, overheads and operational bottlenecks during the period of transferring production from closing to continuing plants; the speed at which requisite numbers of new employees can be hired, trained and deployed productively at the Company's new and enlarged continuing manufacturing plants; sale prices realized upon future disposal of redundant assets, particularly real property which is subject to future supply and demand conditions in various local real estate markets; and the difficulties inherent in forecasting the operating results of an operating mode different from that which exists at the time the forecast is made.

                          Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibits attached hereto:

NUMBER        DESCRIPTION
------        -----------

 27           Financial Data Schedules for Third Quarter
              1996 10-Q  (for SEC use only)


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

                                   AMERICAN BUSINESS PRODUCTS, INC.
                                   --------------------------------
                                             (Registrant)


DATE:  November 8, 1996                   /s/ Richard G. Smith
                                   -------------------------------------
                                          Richard G. Smith
                                          Vice President-Finance
                                          and Chief Financial Officer



                                          /s/ Michael C. Deniken
                                   ------------------------------------
                                          Michael C. Deniken
                                          Treasurer and
                                          Chief Accounting Officer

                        AMERICAN BUSINESS PRODUCTS, INC.

                               INDEX OF EXHIBITS


Number        Description
-----         -----------

 27           Financial Data Schedules for Third Quarter
              1996 10-Q (for SEC use only)


