Form 10-K405
period 1996-12-31
AMERICAN BUSINESS PRODUCTS INC
filed 1997-03-25
CIK 4672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                           Commission file no. 1-7088
                                               ------

                        AMERICAN BUSINESS PRODUCTS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)



                 Georgia                             58-1030529
      (State of Incorporation)       (I.R.S. Employer Identification No.)


           2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia 30328 (Address of principal executive offices, including zip code)

                                 (770) 953-8300
             (Registrant's telephone number, including area code)
                             _____________________

          Securities registered pursuant to Section 12(b) of the Act:


                                         Name of each exchange
Title of each class                      on which registered
----------------------------             -----------------------
Common Stock, $2 par value               New York Stock Exchange

Common Stock Purchase Rights             New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                               _________________

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
The aggregate market value of the registrant's outstanding Common Stock, $2.00 par value per share, held by non-affiliates of the registrant on March 4, 1997 was $265,540,663.

There were 16,408,617 shares of Common Stock outstanding on March 4, 1997.

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE

Portions of the registrant's 1996 Annual Report for the fiscal year ended December 31, 1996, are incorporated by reference in Parts I and II hereof. Portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on April 23, 1997, are incorporated by reference in
Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I
ITEM 1 - BUSINESS


General


     American Business Products, Inc. ("American Business Products") was incorporated under the laws of Delaware in December 1967 to acquire the stock of Curtis 1000 Inc., a producer of envelopes and forms which has operated since 1882. Hereinafter, American Business Products and its subsidiaries are collectively referred to as the "Company." In April 1986, American Business Products was reincorporated under the laws of Georgia. The Company is in the business of manufacturing and distributing specialty custom printed information products and services. The Company is one of the nation's leading suppliers of printed business supplies, principally envelope products, custom labels and custom business forms. Additionally, the Company manufactures and distributes books for the publishing industry and also engages in specialty extrusion coating and laminating of papers, films, and nonwoven fabrics for packaging and other products.

Sale of Subsidiary Assets

     Effective on December 31, 1996, Vanier Graphics Corporation ("Vanier"), a wholly owned subsidiary of American Business Products, sold substantially all its assets to The Reynolds and Reynolds Company (the "Vanier Sale"). Vanier was a manufacturer of business forms and a provider of forms management and work-flow analysis.

Restructuring Program

     During 1996 the Company reconfigured much of its business supplies production by closing 13 generally smaller plants in various locations and transferring their production to a smaller number of larger, more efficient facilities. This action is expected to reduce operating costs and result in higher equipment utilization, improved employee productivity and other scale economies.

Business Segments

     The Company's product line is composed of three business segments: business supplies printing, book manufacturing, and specialty extrusion coating and laminating.

     Business supplies printing consists principally of the manufacture of a wide variety of specialty mailers, envelopes, labels and lightweight packaging, and other related products and services including digital imaging or on-demand printing of various documents and materials for businesses. The manufacture and distribution of customized specialty labels is a rapidly growing part of this segment. The Company produces a complete line of standard and specialized types and sizes of envelopes. Prior to the Vanier Sale the Company also manufactured business forms. Business supplies printing accounted for 74.1% of the Company's sales in 1996, 75.2% in 1995 and 76.2% in 1994.

     Book manufacturing consists of the printing and binding of both hard cover and soft cover books for the publishing industry. In addition, the Company provides storage and order fulfillment services by shipping orders to publishers' customers from two large distribution centers. This business segment accounted for 8.6% of the Company's sales in 1996 9.2% in 1995 and 8.8% in 1994.

     Specialty extrusion coating and laminating consist of applying plastic coatings in varying degrees of thickness to rolls of paper, film or fabric.
The Company also prints and metalizes certain of these products for customers. The materials produced by this segment are used primarily for packaging consumer products such as individual servings of sugar, salt and pepper, sugar substitutes, and candy and ice cream bars, as well as medical and pharmaceutical products. These materials also are used for composite can liners and release liner papers for pressure sensitive products such as labels and postage stamps. This business segment accounted for 17.3% of the Company's sales in 1996, 15.6% in 1995, and 15.0% in 1994.

     Financial information regarding the Company's three business segments is presented in the Notes to Consolidated Financial Statements under the heading "Business Segment Information" of the Company's 1996 Annual Report, which information is incorporated herein by reference. Portions of the 1996 Annual Report are filed as Exhibit 13 to this Annual Report on Form 10-K.

Production

     Substantially all of the Company's products are manufactured by wholly owned subsidiaries of the Company in 13 manufacturing facilities located throughout the United States. (See "Item 2 - Properties.") The principal raw materials used by the Company in the manufacture of its products are paper, carbon, ink and poly-resins. All purchases of such materials are made at competitive prices negotiated with suppliers. The Company believes that there are sufficient alternative sources of supply to provide its raw material requirements if for any reason its present suppliers are unable to do so.

Trademarks

     The Company holds trademarks which management believes are sufficient for the operation of its business without any substantial restrictions and adequate for the operation of each business segment.

Backlog

     As of January 31, 1997, the Company had backlogs believed to be firm of approximately $30.4 million for business supplies printing, approximately $5.2 million for book manufacturing and approximately $16.4 million for extrusion coating and laminating. Comparable backlogs as of January 31, 1996 were approximately $49.0 million for business supplies printing, approximately $5.2 million for book manufacturing and approximately $9.6 million for extrusion coating and laminating. All present backlogs are expected to be filled during 1997.

Distribution and Customers

     The Company's products are sold throughout the United States, and less than 1% of the Company's sales in any year have been outside of the United States. The Company's products are sold principally through approximately 493 sales representatives. No customer or related group of customers in 1996 accounted for 10% or more of the sales of the Company. Demand for the Company's business supplies printing, book manufacturing and extrusion coating and laminating generally is not seasonal.

Competition

     Business supplies printing, book manufacturing, and specialty extrusion coating are highly competitive industries. Principal methods of competition are pricing and service. The business supplies industry generally falls within the commercial printing industry, which had estimated 1996 sales of $88 billion with a projected growth of 6% in 1997, according to an industry trade association. Printed business supplies are produced by thousands of commercial printing enterprises, estimated at 40,000 establishments, ranging from small family operations to large multinational corporations. To improve its competitive position, the Company's business supplies operations reconfigured production facilities for greater efficiency and began implementing a plan of business process reengineering and redesigned, advanced technology order-processing and information systems. In marketing many of its products, the Company competes with some larger nationwide firms which have more resources than the Company as well as numerous local and regional businesses, most of which are smaller than the Company. The Company has generally maintained or increased its market share against competitors by: (1) using to advantage its sales force, unusually large for its industries; (2) utilizing its ability to process numerous small orders efficiently; (3) creating new products and modifying existing products to meet market needs; and (4) providing faster and/or more dependable processing and delivery of customer orders. Based on annual revenues attributable to the production of business supplies, the Company is a leading U.S. producer of printed business supplies. No competitor is known to offer a greater range of products than that offered by the Company.

     In the envelope industry, which had United States sales of approximately $2.9 billion in 1996, according to the Department of Commerce, the Company's largest subsidiary, Curtis 1000 Inc., is believed to be the leading direct-to-user marketer of business envelopes in the United States based on annual revenues, yet still has only a small share of the total market. Within the industry, the Company also holds a strong competitive position in the sale of specialty envelopes, including those manufactured from paper and a synthetic, olefin, which offers superior quality, lighter weight and postage savings to customers in comparison with kraft paper envelopes of the same size. Specialty envelopes comprise the strongest sector of this industry and continue to offer the most favorable growth outlook compared to other envelope products.

     In the business forms industry, strong pricing competition in recent years has created essentially a commodity market for these products, while competition from electronic communications has contributed to a decline or flattening of total industry sales, estimated at less than $7 billion in 1996 based on Department of Commerce projections. Although the

Company sold its business forms business, Vanier Graphics, in 1996, the Company's major business supplies subsidiary, Curtis 1000 Inc., continues to provide customized forms for its customers and this is a substantial portion of Curtis 1000 sales. However, these products are marketed as value-added products usually as part of a total "business solutions" plan, including other products such as envelopes and on-demand printing, and are not positioned as a low-priced commodity, thus affording the Company competitive advantages through its large direct sales force and relationship selling.

     Book printing, which had industry sales exceeding $5 billion in 1996, is also highly competitive, and the Company competes with numerous other book manufacturers, many of which are larger and have substantially more resources than the Company and therefore possible advantages in production and marketing economies of scale and efficiencies. However, the Company has achieved growth by providing complete order fulfillment services for customers or publishers and targeting certain segments of the industry as more attractive sectors, including university presses and publishers of religious books, while specializing in short to medium runs of book printing and acquiring and utilizing advanced technology to provide high quality service and broaden the product line.

     Major competitors for the extrusion coating and laminating business segment, which nationally had 1996 sales of approximately $3 billion, are relatively few. They include Thilmany (division of International Paper), several divisions of James River Corporation and Twin Pack (Canada). Management believes none of these competitors is superior to the Company's subsidiary, Jen-Coat, in terms of quality and service, which together with price form the basis of competition in this business segment. An advantage is considered to be the entry barriers to the industry, including a significant capital investment, which may deter smaller companies, and highly individual market niches with relatively low sales volume, which generally deters larger companies from entering this industry.

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

Employees

     At December 31, 1996, the Company had approximately 3,520 full-time employees. No significant number of employees is covered by any collective bargaining agreement.

International Operations

     The Company has a European joint venture, Curtis 1000 Europe GmbH ("Curtis 1000 Europe"), which is 50% owned by the Company and has plants in four countries: Germany, England, Luxembourg and Poland (See Part I - Item 2). Curtis 1000 Europe manufactures and sells envelopes of all kinds. The Company's share of net income of Curtis 1000 Europe, which is not significant, is translated at average exchange rates prevailing during the year, and is included in the Consolidated Financial Statements of the Company and Notes to Consolidated Financial Statements which are incorporated herein by reference. (See Part II, Item 8 - Financial Statements and Supplementary Data.")

ITEM 2 - PROPERTIES

     The Company's executive offices are located in approximately 15,200 square feet of space at 2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia 30328. The offices are leased from an unaffiliated party under a lease expiring on January 26, 2003.

     In addition to the executive offices, the Company operates 13 production facilities in the United States encompassing approximately 1,066,800 square feet. Twelve of these facilities are owned and one is leased.

     The Company's business supplies printing business leases four administrative/sales offices and three warehouses. The Company's book manufacturing business leases four administrative/sales offices and four warehouses. All of the leased facilities are located in the United States.

     The Company and a European joint venture partner operate five production facilities. Two of the facilities in Germany and one in Poland are owned and one each in England and Luxembourg are leased.

     Certain properties owned by the Company are held subject to mortgages.
See the information set forth under the heading "Long Term Debt" in the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report, which information is incorporated herein by reference.

     As of March 1, 1997 the Company owned ten properties which had been rendered redundant to operating needs due to the Vanier Sale, the 1996 plant consolidation program and otherwise. The Company intends to sell all of these properties. All operating properties and equipment are believed to be in good condition, adequately utilized and suitable for the purposes for which they are being used.

ITEM 3 - LEGAL PROCEEDINGS

     As of March 14, 1997, there were no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company was a party or of which any of its properties were the subject, and none are expected by management to materially affect the Company's financial position and results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of 1996.

ITEM 4 (A) - EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information as of March 14, 1997 regarding the executive officers of the Company:

HENRY CURTIS VII, 48, has been Vice President of Administration of the Company since April, 1995. He previously served as Vice President of Administration and Sales Support of Curtis 1000 Inc., a subsidiary of the Company from 1992 to March, 1995. He previously served as Director of Administration and Sales Support of Curtis 1000 Inc. from 1990 to 1992. He served as Director of Employee Benefits of the Company from 1983 to 1990 and held various positions with the Company and its wholly-owned subsidiaries, Curtis 1000 Inc. and Vanier Graphics Corporation since 1971. He has been a director of the Company since 1989 and has served with the Company or its subsidiaries for over 26 years.

MICHAEL C. DENIKEN, 49, has served as Treasurer and Chief Accounting Officer of the Company from October, 1995. He has served with the Company for over 18 years.

DAWN M. GRAY, 52, has served as Secretary of the Company since July, 1989. She served as Assistant Secretary from October, 1976 to June, 1989. She has served with the Company or Curtis 1000 Inc., a wholly-owned subsidiary of the Company, for over 30 years.

ROBERT W. GUNDECK, 53, has served as the Chief Executive Officer of the Company since January, 1996 and President of the Company since April, 1994. He previously served as Chief Operating Officer of the Company from January, 1993 until December, 1995. He served as Executive Vice President of the Company from 1993 until April, 1994 and as Vice President - Corporate Development of the Company from 1990 until 1993. From 1988 until 1990 Mr. Gundeck was Director of Acquisitions and Corporate Development of the Company. He has been a director of the Company since 1993, and he has served with the Company for over 9 years.

RICHARD A. LEFEBER, 61, has served as Vice President - Communications and Investor Relations from April, 1995. He previously served as Vice President-Administration of the Company from January, 1980 to April, 1995. He served as Secretary of the Company from August, 1982 to June, 1989. He has served with the Company or Curtis 1000 Inc., a wholly-owned subsidiary of the Company, for over 39 years.

RICHARD G. SMITH, 48, has served as Vice President - Finance and Chief Financial Officer of the Company since January, 1996. He joined the Company as Vice President - Corporate Development in September, 1995. From August, 1994 to August, 1995, Mr. Smith was Senior Vice President of Brambles USA, Inc., the major U. S. subsidiary of Brambles Industries Limited, an Australian based specialized industrial services provider with annual revenues of approximately $2 billion. From September, 1992 to July, 1994, he was Vice President and Chief Financial Officer of Brambles Acquisition, Inc., the largest subsidiary of Brambles USA, Inc. He was Vice President and Chief Financial Officer of Environmental Systems Company, a New York Stock Exchange-listed hazardous waste company from June, 1991 to August, 1992. Environmental Systems Company was acquired by Brambles in March, 1992. Prior to 1991 he served as Vice President of Corporate Development for Laidlaw, Inc.

     The Board of Directors elects officers annually in April for one year terms or until their successors are elected and qualified. Officers are subject to removal by the Board of Directors at any time.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information relating to the market for, holders of and dividends paid on the Company's Common Stock is set forth under the captions "Unaudited Quarterly Financial Data," "Stock Exchange Listing," and "Shareholders of Record," in the Company's 1996 Annual Report, which information is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     Selected consolidated financial data for the Company for each year of the five year period ended December 31, 1996 is set forth under the caption "Five Year Financial Review" in the Company's 1996 Annual Report, which information is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     A discussion of the Company's financial condition and results of operations at and for the dates and periods covered by the consolidated financial statements set forth in the Company's 1996 Annual Report is set forth under the caption "Management's Discussion and Analysis" in the Company's 1996 Annual Report. Such discussion is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements of the Company and its subsidiaries, together with the Independent Auditors' Report, which are set forth in the Company's 1996 Annual Report, are incorporated herein by reference:

           Consolidated Statements of Income for each of the three years in the period ended December 31, 1996

           Consolidated Balance Sheets as of December 31, 1996 and
           1995

           Consolidated Statements of Stockholders Equity for each of the three years in the period ended December 31, 1996

           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

           Notes to Consolidated Financial Statements

     The supplementary consolidated financial information regarding the Company which is required by Item 302 of Regulation S-K is set forth under the caption "Unaudited Quarterly Financial Data" in the Company's 1996 Annual Report. Such information is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change of or disagreements with independent accountants by the Company in the past two fiscal years or subsequently.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company is set forth in "Proposal 1 - Election of Directors" under the captions "Nominees," "Information Regarding Nominees and Directors" and "Meetings and Committees of the Board of Directors" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on April 23, 1997 (the "Proxy Statement"). Such information is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth in Part I, Item 4(A) of this Report under the caption "Executive Officers of the Registrant." Information regarding compliance by directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement under the caption "Section 16(a) of the Securities Exchange Act of 1934 Beneficial Ownership Reporting." Such information is incorporated herein by reference.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding relationships or transactions between the Company and affiliates of the Company is set forth under the caption "Executive Compensation
- Certain Relationships and Related Transactions" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.


                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) Documents filed as part of this Report:


1.     Financial Statements


       The Consolidated Financial Statements and the Independent Auditors' Report thereon which are required to be filed as part of this Report are included in the Company's 1996 Annual Report and are set forth in and incorporated by reference in Part II, Item 8 hereof. These Consolidated Financial Statements are as follows:

       Consolidated Statements of Income for each of the three years in the period ended December 31, 1996

       Consolidated Balance Sheets as of December 31, 1996 and 1995

       Consolidated Statements of Stockholder's Equity for each of the three years in the period ended December 31, 1996

       Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

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

                 AMERICAN BUSINESS PRODUCTS, INC. (Registrant)


Date: March 14, 1997        BY:/S/ Robert W. Gundeck
                               ----------------------------------
                                   Robert W. Gundeck
                                   Chief Executive Officer,
                                   President and Director

Date: March 14, 1997           /S/ Richard G. Smith
                               ----------------------------------
                                   Richard G. Smith
                                   Vice President-Finance
                                   and Chief Financial Officer

Date: March 14, 1997           /S/ Michael C. Deniken
                               ----------------------------------
                                   Michael C. Deniken
                                   Treasurer and
                                   Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 14, 1997               */S/ F. Duane Ackerman
                                   -----------------------------
                                   F. Duane Ackerman, Director


Date: March 14, 1997               */S/ W. J. Biggers
                                   ------------------------------
                                   W. J. Biggers, Director


Date: March 14, 1997               */S/ Thomas R. Carmody
                                   -----------------------------
                                   Thomas R. Carmody, Director
                                   & Chairman of the Board


Date: March 14, 1997               */S/ Henry Curtis VII
                                   -----------------------------
                                   Henry Curtis VII, Director


Date: March 14, 1997               */S/ Hollis L. Harris
                                   -----------------------------
                                   Hollis L. Harris, Director


Date: March 14, 1997               */S/ W. Stell Huie
                                   -----------------------------
                                   W. Stell Huie, Director


Date: March 14, 1997               */S/ Thomas F. Keller,
                                   -------------------------------
                                   Thomas F. Keller, Director


Date: March 14, 1997               */S/ Rex A. McClelland
                                   -------------------------------
                                   Rex A. McClelland, Director


Date: March 14, 1997               */S/ Daniel W. McGlaughlin
                                   -------------------------------
                                   Daniel W. McGlaughlin, Director


Date: March 14, 1997               */S/ C. Douglas Miller
                                   -------------------------------
                                   C. Douglas Miller, Director


Date: March 14, 1997               */S/ G. Harold Northrop
                                   -------------------------------
                                   G. Harold Northrop, Director




* By:/S/ Dawn M. Gray
     -----------------
     Dawn M. Gray,
     Attorney-in-Fact

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

3.2 Restated Bylaws, as amended and restated on December 11, 1996, filed herewith.

4.1 Note Agreement dated as of October 1, 1990 among the Company and the institutional investors listed on Schedule I thereto, together with the form of 9.92% Senior Note to be used in connection therewith (Exhibit 4, Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

4.2 Note Agreement dated as of December 1, 1993 among the Company and the institutional investors listed on Schedule I thereto, together with the form of 5.77% Senior Note to be used in connection therewith. (Exhibit 4.2 Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

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

              (g)    1991 Stock Option Plan, and First Amendment thereto.
                     (Exhibit 10(g), Annual Report on Form 10-K for the fiscal year ended December 31, 1993).


              (h)    1993 Directors Stock Incentive Plan (Exhibit 10(h), Annual
                     Report on Form 10-K for the fiscal year ended December 31, 1993.

              (i)    Special Nonqualified Deferred Compensation Plan and related
                     Trust Agreement (Exhibit 10.1(a) Quarterly Report on Form
                     10-Q for the quarter ended September 30, 1995).

              (j)    Second Amendment to the 1991 Stock Option Plan (Exhibit
                     10.1(a), Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

              (k)    First Amendment to the Deferred Compensation Plan for
                     Directors (Exhibit 10.1(a) Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

              (l) First Amendment to the 1993 Directors Stock Incentive Plan, filed herewith.

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

10.4 Revolving Credit Agreement dated as of April 22, 1996 by and between American Business Products, Inc., and SunTrust Bank,
              Atlanta, filed herewith.

13 Pages 1 and 9 through 28 of the Company's 1996 Annual Report which are incorporated herein by reference.

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

Schedule of the Company and Subsidiaries

        II - Valuation Reserves                S-3

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Business Products, Inc.:

We have audited the consolidated financial statements of American Business Products, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 14, 1997; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of American Business Products, Inc. and subsidiaries listed in Item 14 and on page S-1. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/S/ DELOITTE & TOUCHE LLP
--------------------------
DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 14, 1997

                                                                     SCHEDULE II

               AMERICAN BUSINESS PRODUCTS, INC. AND SUBSIDIARIES
                               VALUATION RESERVES
                                 (in thousands)


                                                         ADDITIONS
                                                        CHARGED TO    OTHER CHANGES
                                            BEGINNING    COSTS AND     ADD (DEDUCT)                        ENDING
DESCRIPTION                                  BALANCE     EXPENSES      DESCRIBE (1)   DEDUCTIONS (2)       BALANCE
----------------------------------------    ----------  -----------   -------------   --------------      ---------
For the Year Ended December 31, 1994:

Allowance for doubtful accounts                $2,218        $1,162                       $1,001           $2,379




For the Year Ended December 31, 1995:

Allowance for doubtful accounts                $2,379        $1,211                       $  753           $2,837




For the Year Ended December 31, 1996:

Allowance for doubtful accounts                $2,837        $1,740       $(788)          $1,904           $1,885


(1) Sale of Vanier Graphics Corporation Assets on December 31, 1996.
(2) Deductions represent uncollectible accounts charged off, less recoveries.