Form 10-Q
period 1997-03-31
AMERICAN BUSINESS PRODUCTS INC
filed 1997-05-05
CIK 4672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended March 31, 1997 Commission file number 17088
                           --------------                        -----

                        AMERICAN BUSINESS PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Georgia                                             58-1030529
--------------------------------------------------------------------------------
(State of Incorporation)                                    (IRS Employer
                                                          Identification No.


2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia             30328
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code     (770) 953-8300
                                                   ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X   No
    ---     ---




    Common Stock, $2.00 par value                      16,408,617 shares
    -----------------------------               -------------------------------
              (Class)                           (Outstanding at March 31, 1997)



                                  Page 1 of 11
                            Exhibit Index on Page 11

                         Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                        AMERICAN BUSINESS PRODUCTS, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
                    (Dollars in thousands except share data)

                                                        1997            1996
                                                        ----            ----
NET SALES                                          $    127,048    $    157,007

COST AND EXPENSES
  Cost of goods sold                                     89,807         111,367
  Selling and administrative expenses                    28,403          34,774
  Restructuring and other charges                                         3,658
                                                   ------------    ------------
                                                        118,210         149,799

OPERATING INCOME                                          8,838           7,208

OTHER INCOME (EXPENSE)
  Interest expense                                       (1,725)         (1,916)
  Miscellaneous - net                                     4,706             880
                                                   ------------    ------------

INCOME BEFORE INCOME TAXES                               11,819           6,172

PROVISION FOR INCOME TAXES                                4,444           2,273
                                                   ------------    ------------

NET INCOME                                         $      7,375    $      3,899
                                                   ============    ============

EARNINGS PER COMMON SHARE                          $       0.45    $       0.24

DIVIDENDS PER COMMON SHARE                         $      0.155    $      0.145

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          16,408,622      16,384,612


See accompanying notes to the condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                           March 31,   December 31,
                                                             1997          1996
                                                          -----------  ------------
                                                          (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                $ 28,424     $ 82,516
  Short-term investments                                     47,819
  Accounts receivable, less allowances of
    $1,835 and $1,885                                        59,558       60,082
  Inventories                                                36,487       38,911
  Other                                                       8,612       12,046
                                                           --------     --------
    Total Current Assets                                    180,900      193,555

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                        3,100        3,114
  Buildings and improvements                                 39,261       37,476
  Machinery, equipment and software                          98,463       97,796
  Construction in progress                                   15,870       10,952
                                                           --------     --------
                                                            156,694      149,338
  Less accumulated depreciation                              69,066       67,409
                                                           --------     --------
                                                             87,628       81,929

INTANGIBLE ASSETS FROM ACQUISITIONS
  Goodwill, less amortization of $4,300
    and $4,077                                               27,902       28,125
  Other, less amortization of $4,679 and $4,586               1,269        1,362
                                                           --------     --------
                                                             29,171       29,487

DEFERRED INCOME TAXES                                        12,961       12,987
OTHER ASSETS                                                 20,257       22,533
                                                           --------     --------
TOTAL ASSETS                                               $330,917     $340,491
                                                           ========     ========


CURRENT LIABILITIES
  Accounts payable                                         $ 41,153     $ 49,142
  Salaries and wages                                          8,388       11,957
  Profit sharing contributions                                  711        3,717
  Current maturities of long-term debt                       12,046       12,047
                                                           --------     --------
    Total Current Liabilities                                62,298       76,863

LONG-TERM DEBT                                               54,803       54,958
SUPPLEMENTAL RETIREMENT BENEFITS                             18,623       18,492
POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS                   17,278       17,187
STOCKHOLDERS' EQUITY
  Common stock - $2 par value; authorized
    50,000,000 shares, issued 16,622,648 and
    16,620,848 shares                                        33,245       33,242
  Additional paid-in capital                                  6,225        6,118
  Retained earnings                                         140,835      136,003
  Foreign currency translation adjustment                       652          651
                                                           --------     --------
                                                            180,957      176,014
  Less 214,031 and 213,256 shares of common
    stock in treasury - at cost                               3,042        3,023
                                                           --------     --------
                                                            177,915      172,991
                                                           --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $330,917     $340,491
                                                           ========     ========


See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
                             (Dollars in thousands)


                                                            1997         1996
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $  7,375     $  3,899
  Depreciation and amortization                              3,328        4,250
  Changes in operating working capital                     (10,102)      (4,185)
  Other adjustments to reconcile net income
    to net cash provided by operating activities            (2,792)         434
                                                          --------     --------
      Net cash provided by operating activities             (2,191)       4,398


CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of short-term investment                        (47,207)
  Decrease in cash value of life insurance                   2,282        1,223
  Additions to plant and equipment                          (8,872)      (5,921)
  Other                                                      4,504          324
                                                          --------     --------
      Net cash used in investing activities                (49,293)      (4,374)


CASH FLOWS USED IN FINANCING ACTIVITIES
  Decrease in long-term debt                                  (156)        (281)
  Dividends paid                                            (2,543)      (2,377)
  Other                                                         91          155
                                                          --------     --------
      Net cash used in financing activities                 (2,608)      (2,503)


Net Decrease in Cash and Cash Equivalents                  (54,092)      (2,479)
Cash and Cash Equivalents at Beginning of Year              82,516       29,023
                                                          --------     --------
Cash and Cash Equivalents at End of Period                $ 28,424     $ 26,544
                                                          ========     ========






See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Unaudited Consolidated Financial Statements

         The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles which in certain instances require the use of management's estimates. The information contained in these condensed consolidated financial statements and notes for the three month period ended March 31, 1997 and 1996 is unaudited but, in the opinion of management, all adjustments necessary for a fair presentation of such information have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996,


2.       Consolidation Policy

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions have been eliminated.

3.       New Accounting Standard

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This Statement establishes new standards for computing and presenting earnings per share ("EPS") information. SFAS No. 128 simplifies the computation of earnings per share currently required by APB Opinion No. 15 and its related interpretations. The new Statement replaces the presentation of "primary" (and when required "fully diluted") earnings per share with "basic" and "diluted" earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company's computation of basic EPS under SFAS No. 128 for 1997, 1996, and 1995 will not be materially different than EPS previously reported.


4.       Nature of Operations

         The Company markets envelope products, business forms, labels and other supplies for business and industry and, except for business forms, manufactures such supplies; manufactures and distributes hardcover and softcover books for the publishing industry; and markets extrusion coating and laminating of papers, films, and nonwoven fabrics for use in medical, industrial and consumer packaging. The markets for these products are located principally throughout the continental United States.

5.       Net Income Per Share

         Net income per common share is based upon the weighted average number of shares outstanding during each period: 16,408,622 and 16,384,612 for the three month periods ended March 31, 1997 and 1996 respectively.

6.       Short-Term Investments

         Short-term investments consist of Federal Agency notes with original maturities at date of purchase of approximately 99 days. Such short-term investments are carried at cost plus accrued interest, which approximates fair value.


7.       Inventories ($000's)

         Inventories consisted of the following at the dates indicated:

                                                     March 31,        December 31,
                                                       1997              1996
                                                       ----              ----
           Products finished or in process            $17,312           $15,825
           Raw materials                               18,938            22,413
           Supplies                                       237               673
                                                      -------           -------
                                            Total     $36,487           $38,911
                                                      =======           =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.       Liquidity and Capital Resources

         The current ratio increased to 2.9 to 1 at March 31, 1997, from 2.5 to 1 at December 31, 1996.

         The Company believes its liquid current assets, internal cash flows and short term investment balances and, to the extent necessary, external financing will provide sufficient funds to meet the Company's needs for the forseeable future.

2.       Results of Operations

         Sales during the first quarter of 1997 declined 19.1% versus the same period in 1996, due primarily to the Company's sale, effective December 31, 1996, of the assets of its former business forms manufacturing business (the "Vanier Sale").

         Cost of goods sold, expressed as a percentage of sales, decreased slightly to 70.7% in 1997 from 70.9% in 1996. Selling and administrative expenses increased slightly to 22.4% of sales in 1997 compared to 22.1% in 1996.

         During the first quarter of 1996 the Company recorded a restructuring charge of $3.7 million (before income taxes) related to the Company's plant consolidation program. While the Company did not record a restructuring charge during the first quarter of 1997, the final planned plant closing in the Company's plant consolidation program occurred during that quarter and costs and processing bottlenecks related to the program had an adverse impact on the Company's revenues and income during the quarter. Although the Company's plant consolidation program includes actions intended to reduce these adverse impacts, to improve customer service, to reduce costs, and to realize upon the value of realty rendered redundant by the plant consolidation program, the timing and magnitude of the effects of these actions is subject to uncertainty.

         Other income increased to $3.0 million for the first quarter of 1997 from an expense of $1.0 million in 1996 due primarily to increased miscellaneous income in 1997 versus the prior year. The increase in miscellaneous income resulted primarily from increased income from disposals of realty rendered redundant to operating needs by the Company's plant consolidation program and from investments.

         The effective income tax rate for the first quarter of 1997 increased to 37.6% compared to 36.8% in the first quarter of 1996 as a result of several factors including the absence of 1996's restructuring charge which reduced income subject to tax at rates higher than the Company's effective rate in 1996.

3.       Pro Forma Financial Information

         The accompanying unaudited pro forma condensed consolidated financial statements give effect to the Vanier Sale as if the transaction occurred on December 31, 1995, and before giving effect to the Company's restructuring charge and gains upon sale of realty rendered redundant to operating needs by the restructuring. The pro forma condensed consolidated financial statements of the Company are presented for informational purposes only and their inclusion in this report is not intended to intimate that the pro forma information is a more meaningful indicator of the results of operations than the Company's reported financial results. Further, the pro forma information may not reflect the Company's future results of operations or what the results of operations of the Company would have been had the Vanier Sale occurred at the date indicated, the restructuring charge not been incurred and the related realty gains not realized.

          UNAUDITED PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                  (Dollars in thousands, except per share data)


                                                     1997             1996
                                                     ----             ----
NET SALES                                         $ 127,048        $ 123,370
                                                  ---------        ---------

COST AND EXPENSES
  Cost of goods sold                                 89,807           87,286
  Selling and administrative
    expenses                                         28,403           26,837
                                                  ---------        ---------
                                                    118,210          114,123
                                                  ---------        ---------

OPERATING INCOME                                      8,838            9,247

OTHER INCOME (EXPENSES)
  Interest expense                                   (1,725)          (1,817)
  Miscellaneous-net                                   2,381            1,270 (1)
                                                  ---------        ---------

INCOME BEFORE INCOME TAXES                            9,494            8,700

PROVISION FOR INCOME TAXES                            3,514            3,220
                                                  ---------        ---------

NET INCOME                                        $   5,980        $   5,480
                                                  =========        =========


EARNINGS PER COMMON SHARE                              0.36             0.33



(1) Assumes net proceeds of the Vanier Sale had been invested in money market instruments.

4.       Risks and Uncertainties

         Except for historical information contained herein, the matters set forth in this report including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future, are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The Company assumes no obligation to update any such forward looking statements. The Company's expectations respecting future sales and profits assume, among other things reasonable continued growth in the general economy which affects demand for the Company's products. The costs and benefits of the Company's plant consolidation plan and a related redesign of order processing my vary from the Company's expectations due to factors such as: the extent of management's ability to control and ultimately eliminate duplication of costs, inefficiencies, overheads, and operational bottlenecks associated with transferring production from closing to continuing plants; the speed with which requisite numbers of new employees can be hired, trained and deployed productively at the Company's new and enlarged continuing manufacturing plants; sale prices realized upon future disposal of redundant assets, particularly real property which is subject to future supply and demand conditions in various local real estate markets; the Company's ability to implement its order processing automation project within expected time and cost constraints; and the difficulties inherent in forecasting the operating results of an operating mode different from that which exists at the time the forecast is made.

                           Part II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

a.  Exhibits attached hereto:

NUMBER            DESCRIPTION

 3.2              Restated bylaws as amended and restated on April 23, 1997

 27               Financial Data Schedules for First Quarter 1997 10-Q
                  (for SEC use only)

b. Reports on Form 8-K.


         A Form 8-K was filed January 7, 1997 to report the disposition of assets of the Company's wholly owned subsidiary, Vanier Graphics Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICAN BUSINESS PRODUCTS, INC.
                                    --------------------------------
                                             (Registrant)



DATE: May 2, 1997                      /s/ Richard G. Smith
     ------------                 ----------------------------------------------
                                        Richard G. Smith
                                        Vice President-Finance
                                        and Chief Financial Officer


                                       /s/ Michael C. Deniken
                                  ----------------------------------------------
                                        Michael C. Deniken
                                        Treasurer and
                                        Chief Accounting Officer

                        AMERICAN BUSINESS PRODUCTS, INC.

                                INDEX OF EXHIBITS

Number            Description

 3.2              Restated bylaws as amended and restated on April 23, 1997

 27               Financial Data Schedules for First Quarter 1997 10-Q
                  (for SEC use only)