Form 10-K405/A
period 1996-12-31
AMERICAN BUSINESS PRODUCTS INC
filed 1997-07-28
CIK 4672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

(  )     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                           Commission file no. 1-7088
                                               ------
                        AMERICAN BUSINESS PRODUCTS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

       Georgia                                          58-1030529
       -------                                          ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

           2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia 30328 (Address of principal executive offices, including zip code)

                                 (770) 953-8300

              (Registrant's telephone number , including area code)

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

                                      None

                                -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The aggregate market value of the registrant's outstanding Common Stock, $2.00 par value per share, held by non-affiliates of the registrant on March 4, 1997 was $265,540,663.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ _X_]

 (1) ITEM 1 - BUSINESS

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

         Book manufacturing consists of the printing and binding of both hard cover and soft cover books for the publishing industry. In addition, the Company provides storage and order fulfillment services by shipping orders to publishers' customers from two large distribution centers. This business segment accounted for 8.6% of the Company's sales in 1996, 9.2% in 1995 and 8.8% in 1994.

         Specialty extrusion coating and laminating consist of applying plastic coatings in varying degrees of thickness to rolls of paper, film or fabric. The Company also prints and metalizes certain of these products for customers. The materials produced by this segment are used primarily for packaging consumer products such as individual servings of sugar, salt and pepper, sugar substitutes, and candy and ice cream bars, as well as medical and pharmaceutical products. These materials also are used for composite can liners and release liner papers for pressure sensitive products such as labels and postage stamps. This business segment accounted for 17.3% of the Company's sales in 1996, 15.6% in 1995 and 15.0% in 1994.

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

         In the business forms industry, strong pricing competition in recent years has created essentially a commodity market for these products, while competition from electronic communications has contributed to a decline or flattening of total industry sales, estimated at less than $7 billion in 1996 based on Department of Commerce projections. Although theCompany sold its business forms business, Vanier Graphics, in 1996, the Company's major business supplies subsidiary, Curtis 1000 Inc., continues to provide customized forms for its customers and this is a substantial portion of Curtis 1000 sales. However, these products are marketed as value-added products usually as part of a total "business solutions" plan, including other products such as envelopes and on-demand printing, and are not positioned as a low-priced commodity, thus affording the Company competitive advantages through its large direct sales force and relationship selling.

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

      International Operations

         The Company has a European joint venture, Curtis 1000 Europe GmbH ("Curtis 1000 Europe"), which is 50% owned by the Company and has plants in four countries: Germany, England, Luxembourg and Poland (See
         Part I - Item 2). Curtis 1000 Europe manufactures and sells envelopes of all kinds. The Company's share of net income of Curtis 1000 Europe, which is not significant, is translated at average exchange rates prevailing during the year, and is included in the Consolidated Financial Statements of the Company and Notes to Consolidated Financial Statements which are incorporated herein by reference. (See Part II, Item 8 Financial Statements and Supplementary Data.")

      Federal, State or Local Regulations

         Federal, state, and local regulations relating to protection of the environment have not had and are not expected to have a material adverse effect upon the Company's capital expenditures, liquidity, earnings, or competitive position. The Company's various operating units are subject to EPA, state, and local standards for air emissions, industrial storm water discharges, generation of hazardous waste, heating oil underground storage tanks, release response, hazardous chemicals use reporting, sewer use, and the like, and the Company believes that it is in substantial compliance with the applicable standards. None of these environmental standards has had or is expected to have a material adverse effect upon the Company.

         Soil and groundwater contamination has been detected at a discontinued manufacturing facility of one of the Company's subsidiaries. The Company intends to address the contamination in conformity with the requirements established by the North Carolina Department of Environment, Health, and Natural Resources. The Company does not believe that such costs will have a material adverse effect on the Company.

(2) ITEM 2 - PROPERTIES

         The Company's executive offices are located in approximately 15,200 square feet of space at 2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia. The offices are leased from an unrelated party under a lease expiring in 2003 which has a renewal option and annual cost of $252,000.

         In addition to the executive offices, the Company owns 12 production facilities in the United States encompassing approximately 982,000 square feet. The Company leases a production facility of approximately 85,000 square feet in Houston, Texas with a lease expiration of 2000 and includes a renewal option and annual cost of $335,000. The Company leases a production facility of approximately 140,000 square feet in Exton, Pa. with a lease expiration of 2002 and includes a renewal option and annual cost of $840,000. The Company leases a production facility of approximately 65,000 square feet in Santa Fe Springs, Ca. with a lease expiration of 1999 and includes a renewal option and annual cost of $340,000. The company also leases a warehouse facility of approximately 40,000 square feet in Fontana, Ca. with a lease expiration of 2000 and annual cost of $137,000. Management believes that a suitable replacement facility can be obtained on comparable terms if a lease extension is not negotiated on the Fontana, Ca. facility

         The Company's business supplies printing business and book manufacturing business have eleven other property leases, primarily sales offices, with a total of approximately 32,000 square feet with various maturities from 1997 to 2000. Management believes that suitable replacement facilities can be obtained on comparable terms if lease extensions are not negotiated.

         The Company and a European partner have a joint venture, Curtis 1000 Europe GmbH, which operates five production facilities. Two of the facilities in Germany and one in Poland are owned and one each in England and Luxembourg are leased.

         Certain properties owned by the Company are held subject to mortgages. See the information set forth under the heading "Long Term Debt" in the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report, which is incorporated herein by reference.

         As of March 1, 1997 the Company owned ten properties which had been rendered redundant to operating needs due to the Vanier Sale, the 1996 plant consolidation program and otherwise. The Company intends to sell all of these properties. All operating properties and equipment are believed to be in good condition, adequately utilized and suitable for the purposes for which they are used.

       ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       MANAGEMENT'S DISCUSSION AND ANALYSIS

(3)(4) PRO FORMA FINANCIAL INFORMATION

       The accompanying unaudited pro forma condensed consolidated financial statements give effect to the Vanier Sale as if the transaction occurred on December 31, 1995. The pro forma condensed consolidated financial statements of the Company are presented for informational purposes only and their inclusion in this report is not intended to intimate that the pro forma information is a more meaningful indicator of the results of operations than the Company's reported financial results. Further, the pro forma information may not reflect the Company's future results of operations or what the results of operations of the Company would have been had the Vanier Sale occurred at the date indicated.

     UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME

     YEAR ENDED DECEMBER 31, 1996
     (In thousands, except per share amounts)

                                 Actual           Pro Forma          Pro Forma
                               December 31,     Adjustment for      December 31,
                                 1996            Disposition            1996

Net Sales                      $    631,638    $   (130,293)         $  501,345

Cost and Expenses
  Cost of goods sold                443,621         (93,818)            349,803
  Selling and administrative        142,229         (31,136)            111,093
  Restructuring expenses              8,334          (1,426)              6,908
                               ------------    ------------          ----------
                                    594,184        (126,380)            467,804
                               ------------    ------------          ----------
  Operating Income                   37,454          (3,913)             33,541

Other Income (expense)
  Interest expense                   (7,525)            276              (7,249)
  Miscellaneous - net                 4,110           2,116 (1)(2)        6,226
                               ------------    ------------          ----------
Income Before Income Taxes           34,039          (1,521)             32,518
Provision for Income Taxes           12,985            (813)             12,172
                               ------------    ------------          ----------
Net Income                     $     21,054    $       (708)         $   20,346
                               ============    ============          ==========

Earnings Per Share             $       1.28    $      (0.04)         $     1.24
                               ============    ============          ==========
Weighted Average Number
of Common Shares Outstanding     16,395,851                          16,395,851
                               ============                          ==========


     (1)    Includes the loss on the Vanier Sale of $2.8 million.

     (2) Does not include interest income of approximately $2.1 million which the Company would have received had the net proceeds of the Vanier Sale been invested in money market instruments throughout 1996.

     Actual results for 1996 included a restructuring charge of $4.8 million after tax, or $0.29 per share, related to the Company's plant consolidation program, after tax gains of $1.8 million, or $0.11 per share, on the disposal of realty rendered redundant to operating needs by the plant consolidation program and a loss of $1.6 million after tax, or $0.10 per share, on the Vanier Sale. Also, from Vanier's business forms manufacturing business which the Company sold on December 31, 1996, the Company recorded revenues of $130.3 million and after tax earnings (expressed net of the loss on the Vanier Sale, that part of the restructuring charge that related to Vanier and interest income that would have been earned had the Vanier Sale proceeds been invested in money market instruments throughout 1996) of $2.1 million, or $0.13 per share, for 1996. Without the restructuring charge, the gains on related realty sales, the Vanier Sale loss and the business' revenues and earnings contribution, 1996 would have shown revenues of $501.3 million and net income of $23.5 million or $1.43 per share.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  AMERICAN BUSINESS PRODUCTS, INC. (Registrant)

   Date: July 23, 1997          \s\ Richard G. Smith
                                ---------------------
                                Richard G. Smith
                                Vice President-Finance
                                and Chief Financial Officer
                                [duly authorized officer
                                and principal financial officer]