Form 10-Q/A
period 1997-03-31
AMERICAN BUSINESS PRODUCTS INC
filed 1997-07-28
CIK 4672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A


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
              (Class)                          (Outstanding at March 31, 1997)

(3)(4)   Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


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

          UNAUDITED PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                  (Dollars in thousands, except per share data)

                                                     1997             1996
                                                     ----             ----
NET SALES                                         $ 127,048        $ 123,370
                                                  ---------        ---------

COST AND EXPENSES
  Cost of goods sold                                 89,807           87,286
  Selling and administrative
    expenses                                         28,403           26,837
  Restructuring expenses                                 --            3,013
                                                  ---------        ---------
                                                    118,210          117,136
                                                  ---------        ---------

OPERATING INCOME                                      8,838            6,234

OTHER INCOME (EXPENSES)
  Interest expense                                   (1,725)          (1,817)
  Miscellaneous-net                                   4,706              744 (1)
                                                  ---------        ---------

INCOME BEFORE INCOME TAXES                           11,819            5,161

PROVISION FOR INCOME TAXES                            4,444            1,910
                                                  ---------        ---------

NET INCOME                                        $   7,375        $   3,251
                                                  =========        =========

EARNINGS PER COMMON SHARE                         $    0.45        $    0.20
                                                  =========        =========

      (1) Does not include interest income of approximately $526 which the Company would have received had the net proceeds of the Vanier Sale been invested in money market instruments throughout the first quarter of 1996.

         Results for the first quarter of 1997 include after tax gains of $1.4 million, or $0.09 per share, on the disposal of realty rendered redundant to operating needs by the Company's plant consolidation program which commenced in the first quarter of 1996 and concluded with the final planned plant closing in the first quarter of 1997. Without the realty gains, the Company would have shown net income of $6.0 million, or $0.36 per share, for the quarter.

         Actual results for the first quarter of 1996 included a restructuring charge of $2.2 million after tax, or $0.13 per share, related to the plant consolidation program. Also, from the Company's former business forms manufacturing business which the Company sold on December 31, 1996, were revenues of $33.6 million and after tax earnings (expressed net of that part of the restructuring charge that related to Vanier and interest income that would have been earned had the sale proceeds instead been invested in money market instruments throughout the quarter) of $0.6 million, or $0.04 per share, for the first quarter of 1996. Without the restructuring charge and the business forms manufacturing business' revenues and earnings contribution, the first quarter of 1996 would have shown revenues of $123.4 million and net income of $5.5 million or $0.33 per share.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AMERICAN BUSINESS PRODUCTS, INC.
                                                       (Registrant)



Date: July 23, 1997                          \S\ Richard G. Smith
                                             --------------------
                                             Richard G. Smith
                                             Vice President-Finance
                                             and Chief Financial Officer
                                             [duly authorized officer
                                             and principal financial officer]