Form 10-Q
period 1997-06-30
AMERICAN BUSINESS PRODUCTS INC
filed 1997-08-11
CIK 4672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1997                    Commission file number 7088
                 -----------------                                         ----


                        AMERICAN BUSINESS PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Georgia                                         58-1030529
--------------------------------------------------------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)


2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia               30328
--------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code             (770) 953-8300
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


Yes  X  No
    ---    ---



Common Stock, $2.00 par value                           16,414,904 shares
-----------------------------                     ------------------------------
          (Class)                                 (Outstanding at June 30, 1997)

                         Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                        AMERICAN BUSINESS PRODUCTS, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                  (Dollars in thousands except per share data)

Three Months Ended June 30,                          1997              1996
---------------------------                      ------------      ------------
NET SALES                                        $    128,068      $    157,394
                                                 ------------      ------------

COST AND EXPENSES
  Cost of goods sold                                   90,585           110,809
  Selling and administrative expenses                  27,938            35,571
  Restructuring and other charges                          --               643
                                                 ------------      ------------
                                                      118,523           147,023
                                                 ------------      ------------

OPERATING INCOME                                        9,545            10,371

OTHER INCOME (EXPENSE)
  Interest expense                                     (1,541)           (1,762)
  Miscellaneous - net                                   1,948             1,154
                                                 ------------      ------------
                                                          407              (608)
                                                 ------------      ------------

INCOME BEFORE INCOME TAXES                              9,952             9,763

PROVISION FOR INCOME TAXES                              3,882             3,868
                                                 ------------      ------------

NET INCOME                                       $      6,070      $      5,895
                                                 ============      ============

EARNINGS PER COMMON SHARE                        $       0.37      $       0.36

DIVIDENDS PER COMMON SHARE                       $      0.155      $      0.145

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        16,413,429        16,393,480

Six Months Ended June 30,                            1997              1996
-------------------------                        ------------      ------------
NET SALES                                        $    255,116      $    314,401
                                                 ------------      ------------

COST AND EXPENSES
  Cost of goods sold                                  180,392           222,176
  Selling and administrative expenses                  56,341            70,345
  Restructuring and other charges                          --             4,301
                                                 ------------      ------------
                                                      236,733           296,822
                                                 ------------      ------------

OPERATING INCOME                                       18,383            17,579

OTHER INCOME (EXPENSE)
  Interest expense                                     (3,266)           (3,678)
  Miscellaneous - net                                   6,654             2,034
                                                 ------------      ------------
                                                        3,388            (1,644)
                                                 ------------      ------------

INCOME BEFORE INCOME TAXES                             21,771            15,935

PROVISION FOR INCOME TAXES                              8,326             6,141
                                                 ------------      ------------

NET INCOME                                       $     13,445      $      9,794
                                                 ============      ============

EARNINGS PER COMMON SHARE                        $       0.82      $       0.60

DIVIDENDS PER COMMON SHARE                       $       0.31      $       0.29

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         16,411,456        16,389,416

See accompanying notes to the condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                               June 30,   December 31,
                                                                 1997         1996
                                                             -----------  ------------
                                                             (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                    $ 39,749     $ 82,516
  Short-term investments                                         35,537           --
  Accounts receivable, less allowances of
    $1,910 and $1,885                                            57,032       60,082
  Inventories                                                    34,905       38,911
  Other                                                          11,542       12,046
                                                               --------     --------
    Total Current Assets                                        178,765      193,555

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                            2,998        3,114
  Buildings and improvements                                     42,166       37,476
  Machinery, equipment and software                             106,850       97,796
  Construction in progress                                        8,149       10,952
                                                               --------     --------
                                                                160,163      149,338
  Less accumulated depreciation                                  71,314       67,409
                                                               --------     --------
                                                                 88,849       81,929

INTANGIBLE ASSETS FROM ACQUISITIONS

  Goodwill, less amortization of $4,523 and $4,077               27,678       28,125
  Other, less amortization of $4,771 and $4,586                   1,176        1,362
                                                               --------     --------
                                                                 28,854       29,487

DEFERRED INCOME TAXES                                            13,121       12,987
OTHER ASSETS                                                     20,708       22,533
                                                               --------     --------
TOTAL ASSETS                                                   $330,297     $340,491
                                                               ========     ========


CURRENT LIABILITIES
  Accounts payable                                             $ 37,343     $ 49,142
  Salaries and wages                                              7,908       11,957
  Profit sharing contributions                                    1,457        3,717
  Current maturities of long-term debt                           12,046       12,047
                                                               --------     --------
    Total Current Liabilities                                    58,754       76,863

LONG-TERM DEBT                                                   54,703       54,958
SUPPLEMENTAL RETIREMENT BENEFITS                                 17,951       18,492
POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS                       17,448       17,187
STOCKHOLDERS' EQUITY

  Common stock - $2 par value; authorized 50,000,000 shares,
  issued 16,633,550 and 16,620,848 shares                        33,267       33,242
  Additional paid-in capital                                      6,349        6,118
  Retained earnings                                             144,362      136,003
  Foreign currency translation adjustment                           615          651
                                                               --------     --------
                                                                184,593      176,014
  Less 218,646 and 213,256 shares of common
    stock in treasury - at cost                                   3,152        3,023
                                                               --------     --------
                                                                181,441      172,991
                                                               --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $330,297     $340,491
                                                               ========     ========

See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                             (Dollars in thousands)


                                                              1997        1996
                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $ 13,445    $  9,794
  Depreciation and amortization                                6,813       9,178
  Changes in operating working capital                       (11,292)     (4,342)
  Other adjustments to reconcile net income
    to net cash provided by operating activities              (4,794)     (1,018)
                                                            --------    --------
      Net cash provided by operating activities                4,172      13,612


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of short-term investment                          (47,207)         --
  Proceeds from sale of short-term investments                12,780          --
  Decrease in cash value of life insurance                     1,891         751
  Additions to plant and equipment                           (13,447)    (14,637)
  Other                                                        4,259       1,517
                                                            --------    --------
      Net cash used in investing activities                  (41,724)    (12,369)


CASH FLOWS FROM FINANCING ACTIVITIES
  (Decrease) increase in long-term debt                         (256)      5,900
  Dividends paid                                              (5,086)     (4,753)
  Other                                                          127         155
                                                            --------    --------
      Net cash (used in) provided by financing activities     (5,215)      1,302


Net (decrease) increase in Cash and Cash Equivalents         (42,767)      2,545
Cash and Cash Equivalents at Beginning of Period              82,516      29,023
                                                            --------    --------
Cash and Cash Equivalents at End of Period                  $ 39,749    $ 31,568
                                                            ========    ========






See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Unaudited Condensed Consolidated Financial Statements

         The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles which in certain instances require the use of management's estimates. The information contained in these condensed consolidated financial statements and notes for the three and six month periods ended June 30, 1997 and 1996 is unaudited but, in the opinion of management, all adjustments necessary for a fair presentation of such information have been made. All such adjustments are of a normal recurring nature. Reclassifications of certain 1996 amounts have been made to conform with the 1997 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.       Consolidation Policy

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions have been eliminated.

3.       New Accounting Standard

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This Statement establishes new standards for computing and presenting earnings per share ("EPS") information. SFAS No. 128 simplifies the computation of earnings per share currently required by ABP Opinion No. 15 and its related interpretations. The new Statement replaces the presentation of "primary" (and when required "fully diluted") earnings per share with "basic" and "diluted" earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company's computation of basic EPS under SFAS No. 128 for 1997, 1996, and 1995 will not be materially different than EPS previously reported.

4.       Nature of Operations

         The Company markets envelope products, business forms, labels and other supplies for business and industry and, except for business forms, manufactures such supplies; manufactures and distributes hardcover and softcover books for the publishing industry; and extrusion coats and laminates papers, films, and nonwoven fabrics for use in medical, industrial and consumer packaging applications. The markets for these products are located principally throughout the continental United States.

5.       Net Income Per Share

         Net income per common share is based upon the weighted average number of shares outstanding during each period: 16,413,429 and 16,393,480 for the three month periods ended June 30, 1997 and 1996 respectively, and 16,411,456 and 16,389,416 for the six month periods ended June 30, 1997 and 1996 respectively.

6.       Short-Term Investments

         Short-term investments consist of Federal Agency notes with original maturities at date of purchase of less than one year but greater than 90 days. These investments are readily purchased or sold using established markets. Such short-term investments are stated at cost plus accrued income, which approximates fair value.


7.       Inventories ($000's)

         Inventories consisted of the following at the dates indicated:

                                                             June 30,       December 31,
                                                               1997             1996
                                                               ----             ----
           Products finished or in process                   $16,328          $15,825
           Raw materials                                      18,455           22,413
           Supplies                                              122              673
                                                             -------          -------
                                             Total           $34,905          $38,911
                                                             =======          =======




Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

1.       Liquidity and Capital Resources

         The current ratio increased to 3.0 to 1 at June 30, 1997, from 2.5 to 1 at December 31, 1996.

         The Company believes its liquid current assets, internal cash flows and short term investment balances and, to the extent necessary, external financing will provide sufficient funds to meet the Company's needs for the foreseeable future. During the quarter the Company's Credit Agreement with a bank, under which the Company may borrow to $35.0 million, was extended to April 22, 2000.

2.       Results of Operations

         Sales during the second quarter and first half of 1997 declined 18.6% and 18.9%,respectively, versus the same periods in 1996. The decline is due primarily to the Company's sale, effective December 31, 1996 of the assets of its former business forms manufacturing business (the "Vanier Sale").

         Cost of goods sold, expressed as a percentage of sales, increased slightly to 70.7% from 70.4% for the second quarter and remained at 70.7% for the first half compared to the same periods in the prior year. Selling and administrative expenses decreased to 21.8% of sales from 22.6% for the second quarter and decreased to 22.1% from 22.4% for the first half compared to the same periods in the prior year.

         During the second quarter and first half of 1996 the Company recorded restructuring charges of $0.6 million and $4.3 million respectively (before income taxes) related to the Company's plant consolidation program. While the Company did not record restructuring charges during the first half of 1997, the final planned plant closing in the Company's plant consolidation program occurred during the first quarter of 1997 and costs and processing bottlenecks related to the program had an adverse impact on the Company's revenues and income during the second quarter and the first half. Although the Company's plant consolidation program includes actions intended to reduce these adverse impacts, to improve customer service, to reduce costs, and to realize the value of realty rendered redundant by the plant consolidation program, the timing and magnitude of the effects of these actions is subject to uncertainty.

         Other income increased to $0.4 million for the second quarter from an expense of $0.6 million and to $3.4 million of income from an expense of $1.6 million for the first half compared with the same periods in the prior year. The increases in other income resulted primarily from increased income from disposals of redundant realty and from investments.

         The effective tax rate decreased to 39.0% from 39.6% for the second quarter and decreased to 38.2% from 38.5% for the first half compared to the same periods in the prior year. The decrease is a result of several factors including the absence of 1996's restructuring charge which reduced income subject to tax at rates higher than the Company's effective rate in 1996.

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

          UNAUDITED PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                  (Dollars in thousands, except per share data)

Three Months Ended June 30,                          1997              1996
---------------------------                      ------------      ------------
NET SALES                                        $    128,068      $    124,507
                                                 ------------      ------------

COST AND EXPENSES
  Cost of goods sold                                   90,585            87,188
  Selling and administrative expenses                  27,938            27,775
  Restructuring and other charges                          --               330
                                                 ------------      ------------
                                                      118,523           115,293
                                                 ------------      ------------

OPERATING INCOME                                        9,545             9,214

OTHER INCOME (EXPENSES)
  Interest expense                                     (1,541)           (1,658)
  Miscellaneous-net                                     1,948               714  (1)
                                                 ------------      ------------
                                                          407              (944)
                                                 ------------      ------------

INCOME BEFORE INCOME TAXES                              9,952             8,270

PROVISION FOR INCOME TAXES                              3,882             3,186
                                                 ------------      ------------

NET INCOME                                       $      6,070      $      5,084
                                                 ============      ============


EARNINGS PER COMMON SHARE                        $       0.37      $       0.31

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        16,413,429        16,393,480


Six Months Ended June 30,                            1997              1996
-------------------------                        ------------      ------------
NET SALES                                        $    255,116      $    247,877
                                                 ------------      ------------

COST AND EXPENSES
  Cost of goods sold                                  180,392           174,474
  Selling and administrative expenses                  56,341            54,612
  Restructuring and other charges                          --             3,343
                                                 ------------      ------------
                                                      236,733           232,429
                                                 ------------      ------------

OPERATING INCOME                                       18,383            15,448

OTHER INCOME (EXPENSES)
  Interest expense                                     (3,266)           (3,475)
  Miscellaneous-net                                     6,654             1,458  (1)
                                                 ------------      ------------
                                                        3,388            (2,017)
                                                 ------------      ------------

INCOME BEFORE INCOME TAXES                             21,771            13,431

PROVISION FOR INCOME TAXES                              8,326             5,096
                                                 ------------      ------------

NET INCOME                                       $     13,445      $      8,335
                                                 ============      ============

EARNINGS PER COMMON SHARE                        $       0.82      $       0.51

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        16,411,456        16,389,416

         (1) Does not include interest income of approximately $526 and $1,024 for the three and six months ended June 30, 1996, respectively, which the Company would have received had the net proceeds of the Vanier Sale been invested in money market instruments throughout the first and second quarters of 1996.

         Results for the first six months of 1997 include after tax gains of $1.4 million, or $0.09 per share, on the disposal of realty rendered redundant to operating needs by the Company's plant consolidation program which commenced in the first quarter of 1996 and concluded with the final planned plant closing in the first quarter of 1997. Without the realty gains, the Company would have shown net income of $12.1 million, or $0.74 per share for the first six months.

         Actual results for the second quarter of 1996 included an after tax restructuring charge of $0.4 million or $0.02 per share and an after tax realty gain of $0.2 million or $0.01 per share, related to the Company's plant consolidation program. For the first half of 1996, the restructuring charge was $2.6 million after tax, or $0.16 per share, and realty gains of $0.2 million after tax or $0.01 per share. Also, from the Company's former business forms manufacturing business, which the company sold on December 31, 1996, were revenues of $32.9 and $66.5 million for the second quarter and first six months of 1996, respectively. After tax contributions for the second quarter and first half of 1996 (net of interest income that would have been earned had the sale proceeds instead been invested in money market instruments throughout the quarter and half) were $0.5 million, or $0.03 per share and $1.1 million, or $0.07 per share, respectively. Without the restructuring charge, the related realty gain and the business forms manufacturing business' revenue and earnings contribution, the second quarter and first half of 1996 would have shown revenues of $124.5 and $247.9 million and net income of $5.6 and $11.1 million or earnings per share of $0.34 and $0.68, respectively.

4.       Risks and Uncertainties

         Except for historical information contained herein, the matters set forth in this report including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future, are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The Company assumes no obligation to update any such forward looking statements. The Company's expectations respecting future sales and profits assume, among other things reasonable continued growth in the general economy which affects demand for the Company's products. The costs and benefits of the Company's plant consolidation and order processing redesign programs may vary from the Company's expectations due to factors such as: the extent of management's ability to control and ultimately eliminate duplication of costs, inefficiencies, overheads, and operational bottlenecks associated with transferring production from closing to continuing plants; the speed with which requisite numbers of new employees can be hired, trained and deployed productively at the Company's new and enlarged continuing manufacturing plants; sale prices realized upon future disposal of redundant assets, particularly real property which is subject to future supply and demand conditions in various local real estate markets; the Company's ability to implement its order processing redesign programs within expected time and cost constraints; and the difficulties inherent in forecasting the operating results of an operating mode different from that which exists at the time the forecast is made.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

The 1997 Annual Meeting of Shareholders of the Company was held on April 23, 1997, and proxies were solicited under Regulation 14A of the securities Exchange Act of 1934.

The following nominees for director were elected to serve as director until the 2000 Annual Meeting of Shareholders:

              DIRECTOR                      VOTED FOR               WITHELD
              --------                      ---------               -------
         F. Duane Ackerman                  14,229,579               57,427
         Thomas F. Keller                   14,253,665               33,341
         Daniel W. McGlaughlin              14,250,068               36,938

The following directors continued in office as directors after the 1997 Annual Meeting for the Following terms:

                      DIRECTORS                          TERM EXPIRES
                      ---------                          ------------
                  Thomas R. Carmody                           1998
                  Robert W. Gundeck                           1998
                  Hollis L. Harris                            1998
                  W. Stell Huie                               1998
                  W. Joseph Biggers                           1999
                  Henry Curtis VII                            1999
                  C. Douglas Miller                           1999
                  G. Harold Northrop                          1999

The shareholders also voted upon and approved an amendment to the Company's Bylaws to provide expanded indemnification to directors and officers.

             FOR            AGAINST              ABSTAIN
             ---            -------              -------
         14,067,562         147,785              71,659

Another matter which was voted upon and approved during the 1997 Annual Meeting was a proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants of the Company for the 1997 fiscal year.

         AFFIRMATIVE        NEGATIVE          ABSTENTIONS
         -----------        --------          -----------
         14,171,275          74,499              41,232

Item 6. Exhibits and Reports on Form 8-K.

a.      Exhibits attached hereto:

NUMBER                              DESCRIPTION

  27 Financial Data Schedules for Second Quarter 1997 10-Q (for SEC use only)

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

                                        AMERICAN BUSINESS PRODUCTS, INC.
                                                   (Registrant)



Date:  August 1, 1997                   /s/ Richard G. Smith
                                        ---------------------
                                        Richard G. Smith
                                        Vice President - Finance
                                        and Chief Financial Officer
                                        (duly authorized officer and
                                        principal financial officer)

                        AMERICAN BUSINESS PRODUCTS, INC.

                                INDEX OF EXHIBITS

NUMBER                              DESCRIPTION                                         PAGE
------                              -----------                                         ----
  27              Financial Data Schedules for Second Quarter 1997 10-Q
                  (for SEC use only)