Form 10-Q
period 1997-09-30
AMERICAN BUSINESS PRODUCTS INC
filed 1997-11-06
CIK 4672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                     REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended   September 30, 1997    Commission file number 1-7088
                             ------------------                           ------


                        AMERICAN BUSINESS PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Georgia                                                58-1030529
--------------------------------------------------------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)


2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia                    30328
--------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                (770) 953-8300
                                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---     ---


Common Stock, $2.00 par value                                 16,431,580 shares
-----------------------------                                 -----------------
    (Class)                                  (Outstanding at September 30, 1997)

                                  Page 1 of 13
                            Exhibit Index on Page 13

                        Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements



                        AMERICAN BUSINESS PRODUCTS, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
                  (Dollars in thousands except per share data)


Three Months Ended September 30,                                                1997                1996
--------------------------------                                           ---------------     --------------
NET SALES                                                                  $       124,269     $      157,993
                                                                           ---------------     --------------

COST AND EXPENSES
  Cost of goods sold                                                                88,125            109,856
  Selling and administrative expenses                                               29,004             35,860
  Restructuring and other charges                                                        -              1,498
                                                                           ---------------     --------------
                                                                                   117,129            147,214
                                                                           ---------------     --------------

OPERATING INCOME                                                                     7,140             10,779

OTHER INCOME (EXPENSE)
  Interest expense                                                                  (1,322)            (1,774)
  Miscellaneous - net                                                                1,896              1,645
                                                                           ---------------     --------------
                                                                                       574               (129)
                                                                           ---------------     --------------

INCOME BEFORE INCOME TAXES                                                           7,714             10,650

PROVISION FOR INCOME TAXES                                                           3,070              4,271
                                                                           ---------------     --------------

NET INCOME                                                                 $         4,644     $        6,379
                                                                           ===============     ==============

EARNINGS PER COMMON SHARE                                                  $          0.28     $         0.39

DIVIDENDS PER COMMON SHARE                                                 $         0.155     $        0.145

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                     16,427,313         16,399,943

Nine Months Ended September 30,                                                 1997                1996
-------------------------------                                            ---------------     --------------
NET SALES                                                                  $       379,385     $      472,394
                                                                           ---------------     --------------

COST AND EXPENSES
  Cost of goods sold                                                               268,517            332,032
  Selling and administrative expenses                                               85,345            106,205
  Restructuring and other charges                                                        -              5,799
                                                                           ---------------     --------------
                                                                                   353,862            444,036
                                                                           ---------------     --------------

OPERATING INCOME                                                                    25,523             28,358

OTHER INCOME (EXPENSE)
  Interest expense                                                                  (4,588)            (5,452)
  Miscellaneous - net                                                                8,550              3,679
                                                                           ---------------     --------------
                                                                                     3,962             (1,773)
                                                                           ---------------     --------------

INCOME BEFORE INCOME TAXES                                                          29,485             26,585

PROVISION FOR INCOME TAXES                                                          11,396             10,412
                                                                           ---------------     --------------

NET INCOME                                                                 $        18,089     $       16,173
                                                                           ===============     ==============

EARNINGS PER COMMON SHARE                                                  $          1.10     $         0.99

DIVIDENDS PER COMMON SHARE                                                 $         0.465     $        0.435

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                                      16,416,565         16,392,705


See accompanying notes to the condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                            September 30,       December 31,
                                                                                1997                1996

                                                                           ----------------    --------------
                                                                             (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                                                $        53,639     $       82,516
  Short-term investments                                                            31,409                  -
  Accounts receivable, less allowances of
    $2,024 and $1,885                                                               56,757             60,082
  Inventories                                                                       34,766             38,911
  Other                                                                              9,401             12,046
                                                                           ---------------     --------------
    Total Current Assets                                                           185,972            193,555

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                                               2,998              3,114
  Buildings and improvements                                                        43,499             37,476
  Machinery, equipment and software                                                108,756             97,796
  Construction in progress                                                           7,584             10,952
                                                                           ---------------     --------------
                                                                                   162,837            149,338
  Less accumulated depreciation                                                     73,373             67,409
                                                                           ---------------     --------------
                                                                                    89,464             81,929

INTANGIBLE ASSETS FROM ACQUISITIONS
  Goodwill, less amortization of $4,747 and $4,077                                  27,455             28,125
  Other, less amortization of $4,865 and $4,586                                      1,083              1,362
                                                                           ---------------     --------------
                                                                                    28,538             29,487

DEFERRED INCOME TAXES                                                               12,369             12,987
OTHER ASSETS                                                                        20,830             22,533
                                                                           ---------------     --------------
TOTAL ASSETS                                                               $       337,173     $      340,491
                                                                           ===============     ==============

CURRENT LIABILITIES
  Accounts payable                                                         $        41,137     $       49,142
  Salaries and wages                                                                 8,352             11,957
  Profit sharing contributions                                                       1,980              3,717
  Current maturities of long-term debt                                              12,078             12,047
                                                                           ---------------     --------------
    Total Current Liabilities                                                       63,547             76,863

LONG-TERM DEBT                                                                      54,559             54,958
SUPPLEMENTAL RETIREMENT BENEFITS                                                    17,789             18,492
POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS                                          17,580             17,187
STOCKHOLDERS' EQUITY
  Common stock - $2 par value; authorized 50,000,000 shares,
  issued 16,667,039 and 16,620,848 shares                                           33,334             33,242
  Additional paid-in capital                                                         6,849              6,118
  Retained earnings                                                                146,458            136,003
  Foreign currency translation adjustment                                              615                651
                                                                           ---------------     --------------
                                                                                   187,256            176,014
  Less 235,459 and 213,256 shares of common
    stock in treasury - at cost                                                      3,558              3,023
                                                                           ---------------     --------------
                                                                                   183,698            172,991
                                                                           ---------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $       337,173     $      340,491
                                                                           ===============     ==============


See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
                             (Dollars in thousands)



                                                                                1997                1996
                                                                           ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $        18,089     $       16,173
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                                10,523             12,804
       Gain on disposition of plant and equipment                                   (3,753)            (1,881)
       Amortization of discount on short-term investments                           (1,271)                 -
       Change in assets and liabilities:
          Decrease in accounts receivable                                            3,325              7,410
          Decrease in inventories                                                    4,145              5,105
          Increase in other current assets                                            (139)            (3,470)
          Decease in intangible and other assets                                       198                 15
          (Decrease) increase in accounts payable                                   (8,005)               518
          Decrease in other current liabilities                                     (5,342)            (3,766)
          (Decrease) increase in supplemental retirement benefits
            and postemployment benefits                                               (310)             1,456
          Decrease (increase) in deferred income taxes                                 618             (1,164)
                                                                           ---------------     --------------

               Total adjustments                                                       (11)            17,027

               Net cash provided  by operating activities                           18,078             33,200


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of short-term investment                                                (47,344)                 -
  Proceeds from sale of short-term investment                                       17,206                  -
  Decrease (increase) in cash value of life insurance                                1,590               (214)
  Additions to plant and equipment                                                 (17,499)           (21,063)
  Proceeds from disposition of plant and equipment                                   6,806              3,709
                                                                           ---------------     --------------
      Net cash used in investing activities                                        (39,241)           (17,568)


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                                                             -              6,460
  Reductions of long-term debt                                                        (368)            (3,221)
  Sales and exchanges of common stock                                                  288                249
  Dividends paid                                                                    (7,634)            (7,131)
                                                                           ---------------     --------------
      Net cash used by financing activities                                         (7,714)            (3,643)


Net (decrease) increase in cash and cash equivalents                               (28,877)            11,989
Cash and cash equivalents at beginning of period                                    82,516             29,023
                                                                           ---------------     --------------
Cash and cash equivalents at end of period                                 $        53,639     $       41,012
                                                                           ===============     ==============



See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Unaudited Condensed Consolidated Financial Statements

         The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles which in certain instances require the use of management's estimates. The information contained in these condensed consolidated financial statements and notes for the three and nine month periods ended September 30, 1997 and 1996 is unaudited but, in the opinion of management, all adjustments necessary for a fair presentation of such information have been made. All such adjustments are of a normal recurring nature. Reclassifications of certain 1996 amounts have been made to conform with the 1997 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

4.       Nature of Operations

         The Company markets envelope products, business forms, labels and other supplies for business and industry and, except for business forms, manufactures such supplies; manufactures and distributes hardcover and softcover books for the publishing industry; and provides extrusion coating and laminating of papers, films, and nonwoven fabrics for use in medical, industrial and consumer packaging. The markets for these products are located principally throughout the continental United States.

5.       Net Income Per Share

         Net income per common share is based upon the weighted average number of shares outstanding during each period: 16,427,313 and 16,399,943 for the three month periods ended September 30, 1997 and 1996, respectively, and 16,416,565 and 16,392,705 for the nine month periods ended September 30, 1997 and 1996, respectively.

6.       Short-Term Investments

         Short-term investments consist of Federal Agency notes with original maturities at date of purchase of less than one year but greater than 90 days. These investments are readily purchased or sold using established markets. Such short-term investments are stated at cost plus accrued income, which approximates fair value.

7.       Inventories ($000's)

         Inventories consisted of the following at the dates indicated:

                                                         September 30,      December 31,
                                                              1997                1996
                                                              ----                ----

           Products finished or in process                  $18,589             $15,825
           Raw materials                                     16,070              22,413
           Supplies                                             107                 673
                                                            -------             -------
                                            Total           $34,766             $38,911
                                                            =======             =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the third quarter of 1997 were $124,269,000, a 21.3% decrease from the $157,993,000 of net sales for the third quarter of 1996. Net sales for the nine months ended September 30, 1997 were $379,385,000, a decrease of 19.7% from the $472,394,000 of net sales for the nine months ended September 30, 1996. Included in the results for 1996 were net sales of $32,437,000 and $98,961,000 for the three month and nine month periods, respectively, related to Vanier Graphics Corporation ("Vanier"), which operated the Company's former business forms manufacturing business which was sold on December 31, 1996. Exclusive of Vanier's revenue, the Company's net sales for the third quarter 1997 decreased 1.0% from net sales in the third quarter of 1996 due primarily to lower sales at the Company's principal printed business supplies subsidiary, Curtis 1000 Inc. ("Curtis") and its book manufacturing subsidiary, BookCrafters USA, Inc. ("BookCrafters"). Exclusive of Vanier's revenue, the Company's net sales for the nine months ended September 30, 1997 increased 1.6% over the nine months ended September 30, 1996 due to higher sales at the Company's other printed business supplies subsidiaries, Discount Labels, Inc. and International Envelope, Inc. and its extrusion coating and laminating subsidiary, Jen-Coat, Inc. ("Jen-Coat").

Cost of goods sold, expressed as a percentage of sales, for the third quarter of 1997 was 70.9% compared to 69.5% for the third quarter of 1996. Cost of goods sold, expressed as a percentage of sales, for the nine months ended September 30, 1997 was 70.8% compared to 70.3% for the nine months ended September 30, 1996. Included in the results for 1996 were cost of goods sold of $22,871,000 and $70,573,000 for the three month and nine month periods, respectively, related to Vanier. Exclusive of the Vanier portion, the Company's cost of goods sold, expressed as a percentage of sales, for the third quarter of 1996 was 69.3% and cost of goods sold, expressed as a percentage of sales, for the nine months ended September 30, 1996 was 70.0%. The increases resulted primarily from lower sales at Curtis and BookCrafters, and during the third quarter of 1997, a less favorable sales mix at Jen-Coat.

Selling and administrative expenses for the third quarter of 1997 were 23.3% of sales, compared to 22.7% for the third quarter of 1996. Selling and administrative expenses for the nine months ended September 30, 1997 were 22.5% of sales compared to 22.5% for the nine months ended September 30, 1996. Included in the results for 1996 were selling and administrative expenses of $8,044,000 and $23,777,000 for the three and nine month periods, respectively, related to Vanier. Exclusive of the Vanier portion, the Company's selling and administrative expenses for the third quarter of 1996 were 22.2% of sales and 22.1% of sales for the nine months ended September 30,

1996. The increased selling and administrative expense resulted primarily from the costs of consulting services, retained in the third quarter of 1997 to address issues, including the reduced sales and margins at Curtis and BookCrafters.

The Company had pre-tax restructuring charges in the third quarter of 1996 of $1,498,000 and $5,799,000 for the nine months ended September 30, 1996, related mainly to the major plant consolidation program completed in early 1997 at Curtis. While the Company has not recorded restructuring charges during the first nine months of 1997, costs and processing bottlenecks related to the plant consolidation program had an adverse impact on the Company's revenues and income during the third quarter of 1997 and the first nine months of 1997. Although the Company's plant consolidation program includes actions intended to reduce these adverse impacts, to improve customer service, to reduce costs, and to realize the value of realty rendered redundant by the plant consolidation program, the timing and magnitude of the effects of such actions is subject to uncertainty.

Interest expense for the third quarter of 1997 was $1,322,000, a decrease of 25.5% from the $1,774,000 for the third quarter of 1996. Interest expense for the nine months ended September 30, 1997 was $4,588,000, a 15.8% decrease from the $5,452,000 for the nine months ended September 30, 1996. Interest expense related to Vanier was not material for either period. The decreased interest expense resulted primarily from interest capitalized in conjunction with capital projects and reduced long term debt.

Miscellaneous net income for the third quarter of 1997 was $1,896,000, an increase of 15.3% from the $1,645,000 for the third quarter of 1996. Miscellaneous net income for the nine months ended September 30, 1997 was $8,550,000, an increase of 132.4% over the $3,679,000 for the nine months ended September 30, 1996. Included in the 1996 results were miscellaneous net expense of $168,000 and miscellaneous net income of $408,000 for the three and nine month periods, respectively, related to Vanier. Exclusive of Vanier, miscellaneous net income for the third quarter of 1996 and nine months ended September 30, 1996, would have been $1,813,000 and $3,271,000, respectively. The third quarter increase resulted primarily from interest earned on the investment of funds from the sale of Vanier. The year to date increase resulted primarily from interest earned on the investment of funds from the sale of Vanier as well as pre-tax gains of $2,846,000 on the sale of realty.

The Company's effective tax rate was 39.8% and 40.1% for the third quarter of 1997 and third quarter of 1996, respectively. The effective tax rate was 38.7% and 39.2% for the nine month periods ending September 30, 1997 and September 30, 1996, respectively. Exclusive of Vanier, the effective tax rate was 39.7% and 38.7% for the third quarter of 1996 and nine months ended September 30, 1996, respectively.

Financial Condition

The current ratio increased to 2.9 to 1.0 at September 30, 1997 from 2.5 to 1.0 at December 31, 1996.

The Company believes its liquid current assets, internal cash flow, availability of additional borrowing under its existing loan agreements, and to the extent necessary, additional external financing, should adequately meet the Company's needs for the foreseeable future.

Investing activities in 1997 included capital expenditures of $17,499,000 and the purchase of short term investments, net of redemptions, of $30,138,000. In addition, the Company paid $7,634,000 in dividends through September 30, 1997 and reduced long-term debt by $368,000.

The Company maintains a revolving credit agreement (the "Credit Agreement") with a bank providing for loans up to $35,000,000 at per annum interest rates related to prime and Eurocurrency rates. At September 30, 1997 there were no borrowings under this Credit Agreement. During 1997 the term of the Credit Agreement was extended until April 22, 2000. Curtis has borrowed approximately $6.5 million through a variable interest rate industrial revenue bond (the "Bond") due May 1, 2031. The interest rate on the Bond was 4.25% at September 30, 1997. The Bond is supported by a letter of credit issued pursuant to the Credit Agreement which commensurately reduces the balance available to the Company under the Credit Agreement.

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

         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                (Dollars in thousands, except per share data)



Three Months Ended September 30,                                                1997                1996
--------------------------------                                           ---------------     --------------
NET SALES                                                                  $       124,269     $      125,556
                                                                           ---------------     --------------

COST AND EXPENSES
  Cost of goods sold                                                                88,125             86,985
  Selling and administrative expenses                                               29,004             27,816
  Restructuring and other charges                                                        -              1,129
                                                                           ---------------     --------------
                                                                                   117,129            115,930
                                                                           ---------------     --------------

OPERATING INCOME                                                                     7,140              9,626

OTHER INCOME (EXPENSES)
  Interest expense                                                                  (1,322)            (1,720)
  Miscellaneous-net                                                                  1,896              1,813 (1)
                                                                           ---------------     --------------
                                                                                       574                 93
                                                                           ---------------     --------------

INCOME BEFORE INCOME TAXES                                                           7,714              9,719

PROVISION FOR INCOME TAXES                                                           3,070              3,855
                                                                           ---------------     --------------

NET INCOME                                                                 $         4,644     $        5,864
                                                                           ===============     ==============

EARNINGS PER COMMON SHARE                                                  $          0.28     $         0.36

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                     16,427,313         16,399,943


Nine Months Ended September 30,                                                 1997                1996
-------------------------------                                            ---------------     --------------
NET SALES                                                                  $       379,385     $      373,433
                                                                           ---------------     --------------

COST AND EXPENSES
  Cost of goods sold                                                               268,517            261,459
  Selling and administrative expenses                                               85,345             82,428
  Restructuring and other charges                                                        -              4,472
                                                                           ---------------     --------------
                                                                                   353,862            348,359
                                                                           ---------------     --------------

OPERATING INCOME                                                                    25,523             25,074

OTHER INCOME (EXPENSES)
  Interest expense                                                                  (4,588)            (5,195)
  Miscellaneous-net                                                                  8,550              3,271 (1)
                                                                           ---------------     --------------
                                                                                     3,962             (1,924)
                                                                           ---------------     ---------------

INCOME BEFORE INCOME TAXES                                                          29,485             23,150

PROVISION FOR INCOME TAXES                                                          11,396              8,951
                                                                           ---------------     --------------

NET INCOME                                                                 $        18,089     $       14,199
                                                                           ===============     ==============

EARNINGS PER COMMON SHARE                                                  $          1.10     $         0.87

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                     16,416,565         16,392,705


          (1) Does not include interest income of approximately $526 and $1,550 for the three and nine months ended September 30, 1996, respectively, which the Company would have received had the net proceeds of the Vanier Sale been invested in money market instruments throughout the first, second, and third quarters of 1996.

         Results for the third quarter of 1997 included gains of $317,000 after tax, or $0.02 per share, on the disposal of realty rendered redundant to operating needs by the Company's plant consolidation program which commenced in the first quarter of 1996 and concluded with the final planned plant closing in the first quarter of 1997. Without this gain the third quarter of 1997 would have shown net income of $4,326,000 or $0.26 per share. Results for the third quarter of 1996 included a restructuring charge of $893,000 after tax, or $0.05 per share, and realty gains of $651,000 after tax, or $0.04 per share, related to the plant consolidation program. Also, the Company's former business forms manufacturing business which the Company sold on December 31, 1996, provided revenues of $32,437,000 and after tax earnings contribution (net of interest income that would have been earned had the sale proceeds instead been invested in money market instruments throughout the quarter) of $584,000, or $0.04 per share, for the third quarter of 1996. Without the restructuring charge, the related realty gain and the business forms manufacturing businesses' revenues and earnings contribution, the third quarter of 1996 would have shown revenues of $125,556,000 and net income of $6,037,000 or $0.37 per share.

         Results for the nine months ended September 30, 1997 included after tax gains of $1,696,000, or $0.10 per share, on the disposal of realty rendered redundant to operating needs by the Company's plant consolidation program. Without the realty gains, the Company would have shown net income of $16,393,000, or $1.00 per share, for the nine months. Results for the nine months ended September 30, 1996 included a restructuring charge of $3,439,000 after tax, or $0.21 per share, related to the plant consolidation program and gains of $838,000 after tax or $0.05 per share upon sales of realty rendered redundant by the plant consolidation program. Also, the Company's former business forms manufacturing business which the Company sold on December 31, 1996, provided revenues of $98,961,000 and after tax earnings contribution (net of interest income that would have been earned had the sale proceeds instead been invested in money market instruments throughout the first nine months of 1996) of $1,674,000, or $0.11 per share, for the first nine months of 1996. Without the restructuring charge, the related realty gains and the business forms manufacturing businesses' revenues and earnings contribution, the first nine months of 1996 would have shown revenues of $373,433,000 and net income of $17,100,000 or $1.04 per share.

         Risks and Uncertainties

         As a result of lower revenues at BookCrafters and Curtis and difficulties reducing costs and processing bottlenecks at Curtis, particularly during the third quarter of 1997, the Company is investigating and considering taking additional actions to address these problems. Certain of these actions, if implemented, would result in future charges to earnings. A decision is expected to be made during the fourth quarter.

         Curtis is a party to an agreement with the purchaser of Vanier's former business forms manufacturing business whereby Curtis agreed to buy and the purchaser agreed to sell to Curtis from April 1, 1997 until September 30, 1999, certain products and services. The agreement provides that Curtis will pay a penalty to the purchaser in the event Curtis buys less than the agreed quantities from the purchaser. During the period from April 1, 1997 until September 30, 1997, the rate of Curtis' purchases fell short of the rate required in the agreement due to reduced sales by Curtis to its own customers and Curtis' purchases from other suppliers of certain comparable products and services at costs lower than if such products and services had been purchased pursuant to the agreement. As a result, the Company has incurred expense and may incur additional future expense on account of purchasing shortfall penalties under the agreement.

         Except for historical information contained herein, the matters set forth in this report including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future, are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The Company assumes no obligation to update any such forward looking statements. The Company's expectations respecting future sales and profits assume, among other things reasonable continued growth in the general economy which affects demand for the Company's products. The costs and benefits of the Company's plant consolidation and order processing redesign programs remain uncertain and may vary from the Company's expectations due to factors such as: the extent of management's ability to control and ultimately eliminate duplication of costs, inefficiencies, overheads, and operational bottlenecks associated with transferring production from closing to continuing plants; the speed with which new employees can be hired, trained and deployed productively at the Company's new and enlarged continuing manufacturing plants; sale prices realized upon future disposal of redundant assets, particularly real property which is subject to future supply and demand conditions in various local real estate markets; the Company's ability to implement order processing redesign programs within expected time and cost constraints; and the difficulties inherent in forecasting the operating results of an operating mode different from that which exists at the time the forecast is made.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits attached hereto:

NUMBER                              DESCRIPTION

10.1     Executive Compensation Plans

         (a) Second Amendment to the American Business Products, Inc. Supplemental Retirement Income Plan.

         (b) Second Amendment to the American Business Products, Inc. Deferred Compensation Investment Plan (Executives).

27 Financial Data Schedules for Third Quarter 1997 10-Q (for SEC use only)

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

                                        AMERICAN BUSINESS PRODUCTS, INC.
                                                  (Registrant)

         Date:  November 3, 1997                /S/ Richard G. Smith
                                                --------------------
                                                Richard G. Smith
                                                Vice President - Finance
                                                and Chief Financial Officer
                                                (principal financial officer)

         Date:  November 3, 1997                /S/ Raymond J. Wilson
                                                ----------------------
                                                Raymond J. Wilson
                                                Corporate Controller
                                                (principal accounting officer)

                        AMERICAN BUSINESS PRODUCTS, INC.

                                INDEX OF EXHIBITS


NUMBER                                          DESCRIPTION                               PAGE
------                                          -----------                               ----
10.1(a)                    Second Amendment to the American Business Products, Inc.
                           Supplemental Retirement Income Plan

10.1(b)                    Second Amendment to the American Business Products, Inc.
                           Deferred Compensation Plan (Executives)

27                         Financial Data Schedules for Third Quarter 1997 10-Q
                           (for SEC use only)