Form 10-K405
period 1997-12-31
AMERICAN BUSINESS PRODUCTS INC
filed 1998-03-19
CIK 4672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

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

                                   Yes X No
                                       -    -

The aggregate market value of the registrant's outstanding Common Stock, $2.00 par value per share, held by non-affiliates of the registrant on March 2, 1998 was $305,016,887.

There were 16,162,521 shares of Common Stock outstanding on March 2, 1998.

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE

Portions of the registrant's 1997 Annual Report for the fiscal year ended December 31, 1997, are incorporated by reference in Parts I and II hereof. Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 8, 1998, are incorporated by reference in Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I

ITEM 1 - BUSINESS

General


         American Business Products, Inc. was incorporated under the laws of Delaware in December 1967 to acquire the stock of Curtis 1000 Inc., a producer of envelopes and forms which has operated since 1882. Hereinafter, American Business Products, Inc. and its subsidiaries are collectively referred to as the "Company." In April 1986, American Business Products, Inc. was reincorporated under the laws of Georgia. The Company markets envelope products, business forms, labels and other supplies for business and industry and except for business forms, manufactures such supplies; manufactures and distributes hardcover and softcover books for the publishing industry; and provides extrusion coating and laminating of papers, films, and nonwoven fabrics for use in medical, industrial and consumer packaging. The markets for these products are located principally throughout the continental United States.

Sale of Subsidiary Assets

         Effective on December 31, 1996, Vanier Graphics Corporation ("Vanier"), a wholly owned subsidiary of American Business Products, Inc. sold substantially all its assets to The Reynolds and Reynolds Company (the "Vanier Sale"). Vanier was a manufacturer of business forms and a provider of forms management and work-flow analysis.

Restructuring Program

         In December 1997, the Company announced a profit improvement plan focused primarily on a series of actions at Curtis 1000 Inc., the Company's largest business supplies subsidiary and included management changes and reorganization. Additionally, the Company will cease manufacturing at a Company facility. In 1996 the Company announced a restructuring plan intended to reduce operating costs by closing generally smaller plants and transferring their production to larger, more efficient facilities. The Company planned to close 14 plants and transfer production to larger facilities. As of December 31, 1997 the Company had closed all 14 of these plants.

Business Segments

         The Company's product line is composed of three business segments: business supplies printing, books manufacturing and extrusion of polyethylene onto lightweight papers and non-wovens.

         Business supplies printing consists principally of the distribution, printing and manufacturing of a wide variety of stationary, envelopes, labels, files and lightweight packaging, and other related products and services including digital imaging or on-demand printing of various documents and materials for businesses. The manufacture and distribution of customized specialty labels is a rapidly growing part of this segment. The Company produces a complete line of standard and specialized types and sizes of envelopes. Prior to the Vanier Sale the Company also manufactured business forms. Business supplies printing accounted for 66.7% of the Company's sales in 1997, 74.1% in 1996, and 75.2% in 1995.

         Book manufacturing consists of the printing and binding of both hard cover and soft cover books for the publishing industry. In addition, the Company provides storage and order fulfillment services by shipping orders to publishers' customers from two large distribution centers. This business segment accounted for 9.8% of the Company's sales in 1997, 8.6% in 1996, and 9.2% in 1995.

         Specialty extrusion coating and laminating consist of applying plastic coatings in varying degrees of thickness to rolls of paper, film or fabric. The Company also prints and metalizes certain of these products for customers. The materials produced by this segment are used primarily for packaging consumer products such as individual servings of sugar, salt and pepper, sugar substitutes, and candy and ice cream bars, as well as medical and pharmaceutical products. These materials also are used for composite can liners and release liner papers for pressure sensitive products such as labels and postage stamps. This business segment accounted for 23.5% of the Company's sales in 1997, 17.3% in 1996, and 15.6% in 1995.

         Financial information regarding the Company's three business segments is presented in the Notes to Consolidated Financial Statements under the heading "Business Segment Information" of the Company's 1997 Annual Report, which information is incorporated herein by reference. Portions of the 1997 Annual Report are filed as Exhibit 13 to this Annual Report on Form 10-K.

Production

         Substantially all of the Company's products, except business forms, are manufactured by wholly owned subsidiaries of the Company in 14 manufacturing facilities located throughout the United States. (See "Item 2 - Properties") The principal raw materials used by the Company in the manufacture of its products are paper, carbon, ink and poly-resins. All purchases of such materials are made at competitive prices negotiated with suppliers. The Company believes that there are sufficient alternative sources of supply to provide its raw material requirements if for any reason its present suppliers are unable to do so.

Trademarks

         The Company holds trademarks which management believes are sufficient for the operation of its business without any substantial restrictions and adequate for the operation of each business segment.

Backlog

         As of January 31, 1998, the Company had backlogs believed to be firm of approximately $27.8 million for business supplies printing, approximately $5.3 million for book manufacturing and approximately $14.6 million for extrusion coating and laminating. Comparable backlogs as of January 31, 1997 were approximately $30.4 million for business supplies printing, approximately $5.2 million for book manufacturing, and approximately $16.4 million for extrusion coating and laminating. All present backlogs are expected to be filled during 1998.

Distribution and Customers

         The Company's products are sold throughout the United States, and less than 1% of the Company's sales in any year have been outside of the United States. The Company's products are sold principally through approximately 400 sales representatives. No customer or related group of customers in 1997 accounted for 10% or more of the sales of the Company. Demand for the Company's business supplies printing, book manufacturing and extrusion coating and laminating generally is not seasonal.

Competition

         Business supplies printing, book manufacturing, and specialty extrusion coating are highly competitive industries. Principal methods of competition are pricing and service.

         The business supplies industry generally falls within the commercial printing industry, which had estimated 1997 sales of $74 billion with projected growth before inflation of 5.4% for 1998, according to the U.S. Department of Commerce. Printed business supplies, such as envelopes, labels, forms and document printing which the Company provides, are produced by an estimated 40,000 commercial printing enterprises, ranging from small family operations to large multinational corporations. In an effort to improve its competitive position, the Company's business supplies operations began a process in 1996 to reconfigure production facilities with the objective of achieving greater efficiency. This process was completed in early 1997. In marketing many of its products, the Company competes with some larger nationwide firms with greater resources than the Company as well as the numerous local and regional businesses, most of which are smaller than the Company. ABP seeks to increase market share by (1) using to advantage its large direct-sales force, (2) utilizing its ability to process numerous small orders efficiently,
(3) creating new products and modifying existing ones to meet market needs, and
(4) improving the processing and delivery of customer orders. Based on annual revenues attributable to production of business supplies, the Company is a significant U.S. producer of printed business supplies.

         In the envelope industry, which had 1997 sales of approximately $4.3 billion in the United States, according to the U.S. Department of Commerce, the Company's largest subsidiary, Curtis 1000 Inc., is believed to be the leading direct-to-user marketer of business envelopes in the United States based on annual revenues, yet has only a small share of the total market. ABP also holds a strong competitive position in the sale of specialty envelopes, including product lines manufactured from paper and a synthetic olefin, Tyvek(R), which offers superior quality, lighter weight and postage savings to customers in comparison with kraft paper envelopes of the same size. Specialty envelopes comprise the strongest sector of this industry and continue to offer the most favorable growth outlook compared to other envelope products.

         Labels, a sector of the commercial printing industry, is grouped with wrappers by the industry and this segment had 1997 sales of approximately $5.1 billion, the Department of Commerce estimates. This was an increase of approximately 8% over 1996, and for 1998 the department has projected a growth rate of 2% to 4%. Based on the annual revenues of its subsidiary, Discount Labels, Inc., ABP believes that its subsidiary is the leading producer of short-run custom labels in the United States. There is competition from numerous commercial printers and label printers, but ABP has gained market share through its subsidiary's fast turnaround of orders and highly efficient automated order processing system.

         In the business forms industry, strong pricing competition in recent years has created essentially a commodity market for these products and competition from electronic communications has contributed to a decline or flattening of total industry sales. These were estimated at $8.5 billion for 1997 by the U.S. Department of Commerce. The Company's major business supplies subsidiary, Curtis 1000 Inc., provides customized forms for its customers, and this represents a substantial portion of its revenues. However, these products are marketed as value-added products, usually as part of a total "business solutions" plan, including other products such as envelopes and on-demand printing, and are not positioned as a low-priced commodity. By using this approach, the Company seeks competitive advantages, utilizing its large direct-sales force and relationship selling.

         Book printing, which had industry sales exceeding $6 billion in 1997, according to the Department of Commerce, is also highly competitive. The Company competes with numerous other book manufacturers, many of which are larger and have substantially greater resources than the Company and therefore possible advantages in production and marketing, economies of scale and efficiencies. The Company has focused on providing complete order fulfillment services for the customers of publishers and targeting certain segments of the industry with a higher rate of growth than the industry in general. These include university presses and publishers of religious books. The Company also seeks to gain competitive advantage by specializing in short to medium runs of book printing and utilizing advanced technology to provide high quality service and broaden the product line.

         Competitors are relatively few in the extrusion coating and laminating business segment, which nationally had estimated 1997 sales of approximately $4 billion, according to industry sources. The Company's largest competitors include Thilmany (division of International Paper), Rexam Coated Products, Schoeller Technical Papers, Inc., Amgraph, Inc. and Twin Pack (Canada). Management believes none of these competitors is superior to the Company's subsidiary, Jen-Coat, Inc., in terms of quality and service, which together with price form the basis of competition in this business segment. An advantage is considered to be the entry barriers to the industry, including a significant capital investment, which may deter smaller companies, and highly individual market niches with relatively low sales volume, which generally deters larger companies from entry into this industry.

         Within the combined markets of the Company, the Company's total share of sales is relatively small, offering opportunities to increase market share through innovative and creative products and effective marketing, which are major elements of the Company's growth strategy.

Employees

         At December 31, 1997, the Company had approximately 3,202 full time employees. No significant number of employees is covered by any collective bargaining agreement.

Federal, State or Local Regulations Regarding Environment

         Federal, state, and local regulations relating to protection of the environment have not had and are not expected to have a material adverse effect upon the Company's capital expenditures, liquidity, earnings, or competitive position. The Company's various operating units are subject to EPA, state and local standards for air emissions, industrial storm water discharges, generation of hazardous waste, heating oil underground storage tanks, release response, hazardous chemicals use reporting, sewer use, and the like, and the Company believes that it is in substantial compliance with the applicable standards. None of these environmental standards has had or is expected to have a material adverse effect upon the Company.

         Soil and groundwater contamination has been detected at a discontinued manufacturing facility of one of the Company's subsidiaries. The Company intends to address the contamination in conformity with the requirements established by the North Carolina Department of Environment, Health, and Natural Resources. The Company currently cannot estimate the costs that it may incur investigating and/or remediating the contamination, but the Company does not believe that such costs will have a material adverse effect on the Company. The Company knows of no significant environmental liabilities involving its operations.

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

Year 2000 Compliance

         The Company has reviewed all significant financial and manufacturing systems to determine compliance with the Year 2000 and has developed a plan of action intended to correct or replace those systems not in compliance. The cost associated with correcting systems not in compliance has not been determined, although based on preliminary management estimates the Company does not believe these costs will have a material impact on the Company's financial position. The Company plans to have all corrective action necessary completed by June 30, 1999. The Company is currently contacting external parties with which it interacts to determine any Year 2000 compliance issues.

ITEM 2 - PROPERTIES

PROPERTIES

         The Company's executive offices are located in approximately 15,200 square feet of space at 2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia. The offices are leased from an unrelated party under a lease expiring in 2003 which has a renewal option and annual cost of $252,000.

         In addition to the executive offices, the Company owns 12 production and distribution/warehouse facilities in the United States encompassing approximately 1,216,000 square feet. The Company leases a production facility of approximately 85,000 square feet in Houston, Texas with a lease expiration of 2000 and includes a renewal option and annual cost of $335,000. The Company leases a production facility of approximately 150,000 square feet in Exton, Pennsylvania with a lease expiration of 2007 and annual cost of $832,000. The Company leases a production facility of approximately 65,000 square feet in Santa Fe Springs, California with a lease expiration of 1999 and includes a renewal option and annual cost of $340,000. The Company also leases a production facility of approximately 38,000 square feet in Ontario, California with a lease expiration of 2001 and includes a renewal option and annual cost of $170,500.

         The Company's business supplies printing business and book manufacturing business have nine other property leases, primarily sales and administrative offices, with a total of approximately 51,000 square feet with various maturities from 1998 to 2003. Management believes that suitable replacement facilities can be obtained on comparable terms if lease extensions are not negotiated.

         The Company's joint venture, Curtis 1000 Europe, operates five production facilities. Two of the facilities in Germany and one in Poland are owned and one each in England and Luxembourg are leased.

         Certain properties owned by the Company are held subject to mortgages. See the information set forth under the heading "Long Term Debt" in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report, which is incorporated herein by reference.

          All operating properties and equipment are believed to be in good condition, adequately utilized and suitable for the purposes for which they are used. As of March 1, 1998 the Company owned five properties which had been rendered redundant to operating needs due to the Vanier Sale, the Curtis 1000 plant consolidation program and otherwise. The Company intends to sell all of these properties.

ITEM 3 - LEGAL PROCEEDINGS

         As of March 16, 1998, there were no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company was a party or of which any of its properties were the subject, and none are expected by management to materially affect the Company's financial position and results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of 1997.

ITEM 4 (A) - EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information as of March 16, 1998 regarding the executive officers of the Company:

THOMAS R. CARMODY, 64, has served as Chairman of the Board of Directors since April 1994 and has served as interim President and Chief Executive Officer of the Company since November 7, 1997. He previously served as Chief Executive Officer of the Company from 1988 until December 31, 1995. He previously served as President of the Company from 1985 until April 1994, as Executive Vice President of the Company from 1982 until 1985 and as Chief Operating Officer of the Company from 1982 until 1988. Mr. Carmody was employed by the Company or Curtis 1000 Inc., a wholly-owned subsidiary of the Company, from 1955 until his retirement on June 30, 1996 and has served in his interim capacity since November 7, 1997. He has been a director of the Company since 1983 and has served with the Company or its subsidiaries for over 42 years.

HENRY CURTIS, VII, 49, has been Vice President of the Company since April 1995. He previously served as Vice President of Administration and Sales Support of Curtis 1000 Inc., a subsidiary of the Company from 1992 to March 1995. He previously served as Director of Administration and Sales Support of Curtis 1000 Inc. from 1990 to 1992. He served as Director of Employee Benefits of the Company from 1983 to 1990 and held various positions with the Company and its wholly-owned subsidiaries, Curtis 1000 Inc. and Vanier Graphics Corporation since 1971. He has been a director of the Company since 1989 and has served with the Company or its subsidiaries for over 27 years.

LARRY L. GELLERSTEDT, III, 41, will become President and Chief Executive Officer of the Company on March 30, 1998. He was previously employed at Beers Construction Company ("Beers") in Atlanta, Georgia from 1978 to 1997. He is currently a non-employee Chairman of the Board of Beers. From November 1990 through December 1997, Mr. Gellerstedt served as Chairman, Chief Executive Officer and President of Beers. Beers ranks among the top ten construction companies in the nation operating in fourteen states with over $1 billion in annual revenues. Mr. Gellerstedt is a Director of AGL Resources, Inc., ALLTEL Corporation, Beers Construction Company, Rock Tenn Corporation and SunTrust Bank, Atlanta.

DAWN M. GRAY, 53, has served as Secretary of the Company since July 1989. She served as Assistant Secretary from October 1976 to June 1989. She has served with the Company or Curtis 1000 Inc., a wholly-owned subsidiary of the Company, for over 31 years.

JOHN H. KARR, 47, has served as Treasurer of the Company since July 23, 1997. He was employed by Burnham Service Corporation, a $200 million provider of transportation, distribution and logistics services to the technology industry, from 1977 to 1996. From 1989 to 1996, he served as Secretary and Treasurer of Burnham Service Corporation with responsibilities including capital structure, risk management, employee benefit programs, acquisitions and divestitures and general financial management. He has been employed by the Company since
June 30, 1997.

RICHARD G. SMITH, 49, has served as Vice President - Finance and Chief Financial Officer of the Company since January 1996. He joined the Company as Vice President - Corporate Development in September 1995. From August 1994 to August 1995, Mr. Smith was Senior Vice President of Brambles USA, Inc., the major U. S. subsidiary of Brambles Industries Limited, an Australian based specialized industrial services provider with annual revenues of approximately $2 billion. From September 1992 to July 1994, he was Vice President and Chief Financial Officer of Brambles Acquisition, Inc., the largest subsidiary of Brambles USA, Inc. He was Vice President and Chief Financial Officer of Environmental Systems Company, a New York Stock Exchange-listed hazardous waste company from June 1991 to August 1992. Environmental Systems Company was acquired by Brambles in March 1992. Prior to 1991 he served as Vice President of Corporate Development for Laidlaw, Inc.

RAYMOND J. WILSON, 39, has served as Corporate Controller of the Company since July 23, 1997. Prior to becoming an employee of the Company he was employed from February 1997 to June 1997 as Vice President-Finance and Chief Financial Officer for MEHL/Biophile International Corporation, a publicly held technology transfer company recently concentrating on patented hair removal and cosmetic dermatological products. From September 1985 to February 1997 he was employed at Engraph, Inc., a $300 million international manufacturer of packaging and other identification material for many of the world's most successful consumer products companies. Engraph was a publicly traded company prior to being purchased by Sonoco Products Company in October 1993. At Engraph, he served as Vice President-

Finance from April 1995 to February 1997; corporate Controller and Chief Accounting Officer from August 1994 to April 1995; Corporate Controller from May 1992 to August 1994; Manager of Accounting and Control from April 1990 to May 1992; Internal Control Manager from September 1985 to April 1990. From June 1980 to September 1985 he was employed at Deloitte & Touche, formerly Touche Ross & Company. He has been employed by the Company since June 30, 1997.

         The Board of Directors elects officers at their annual meeting for one-year terms or until their successors are elected and qualified. Officers are subject to removal by the Board of Directors at any time.

                                     PART II

ITEM 5 -   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information relating to the market for, holders of and dividends paid on the Company's Common Stock is set forth under the captions "1997 Quarterly Data (Unaudited)" and "1996 Quarterly Data (Unaudited)," "Stock Exchange Listing," and "Shareholders of Record," in the Company's 1997 Annual Report, which information is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

         Selected consolidated financial data for the Company for each year of the five year period ended December 31, 1997 is set forth under the caption "Eleven Year Financial Review" in the Company's 1997 Annual Report, which information is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         A discussion of the Company's financial condition and results of operations at and for the dates and periods covered by the consolidated financial statements set forth in the Company's 1997 Annual Report is set forth under the caption "Management's Discussion and Analysis" in the Company's 1997 Annual Report. Such discussion is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of the Company and its subsidiaries, together with the Independent Auditors' Report, which are set forth in the Company's 1997 Annual Report, are incorporated herein by reference:

                  Consolidated Statements of Income for each of the three years in the period ended December 31, 1997

                  Consolidated Balance Sheets as of December 31, 1997 and 1996

                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1997

                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997

                  Notes to Consolidated Financial Statements

         The supplementary consolidated financial information regarding the Company which is required by Item 302 of Regulation S-K is set forth under the caption "1997 Quarterly Data (Unaudited)" and "1996 Quarterly Data (Unaudited)," in the Company's 1997 Annual Report. Such information is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change of or disagreements with independent accountants by the Company in the past two fiscal years or subsequently.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors of the Company is set forth in "Proposal 1 - Election of Directors" under the captions "Nominees," "Information Regarding Nominees and Directors" and "Meetings and Committees of the Board of Directors" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on May 8, 1998 (the "Proxy Statement"). Such information is incorporated herein by reference. Pursuant to Instruction 3 of
Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth in
Part I, Item 4(A) of this Report under the caption "Executive Officers of the Registrant." Information regarding compliance by directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement under the caption "Section 16(a) of the Securities Exchange Act of 1934 Beneficial Ownership Reporting." Such information is incorporated herein by reference.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information regarding ownership of the Company's $2.00 par value Common Stock by certain persons is set forth in "Voting" under the caption "Principal Shareholders" and in "Proposal 1 Election of Directors" under the caption "Information Regarding Nominees and Directors" and under the caption "Executive Compensation" in the Proxy Statement. Such information is incorporated herein by reference.

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

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

         1.       Financial Statements

                  The Consolidated Financial Statements and the Independent Auditors' Report thereon which are required to be filed as part of this Report are included in the Company's 1997 Annual Report and are set forth in and incorporated by reference in
                  Part II, Item 8 hereof. These Consolidated Financial Statements are as follows:

                           Consolidated Statements of Income for each of the three years in the period ended December 31, 1997

                           Consolidated Balance Sheets as of December 31, 1997 and 1996

                           Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1997

                           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997

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

(b)      Reports on Form 8-K:

         On November 12, 1997, the Company filed a Current Report on Form 8-K to report the resignation of Robert W. Gundeck.

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

                        AMERICAN BUSINESS PRODUCTS, INC.
                                  (Registrant)


Date: March 18, 1998                        BY:  /S/ Thomas R. Carmody
                                                 -------------------------------
                                                     Thomas R. Carmody
                                                     Chief Executive Officer,
                                                     President, Director and
                                                     Chairman of the Board

Date: March 18, 1998                             /S/ Richard G. Smith
                                                 -------------------------------
                                                     Richard G. Smith
                                                     Vice President-Finance
                                                     and Chief Financial Officer

Date:  March 18, 1998                            /S/ Raymond J. Wilson
                                                 -------------------------------
                                                     Raymond J. Wilson
                                                     Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 18, 1998                           */s/ F. Duane Ackerman
                                               ---------------------------------
                                               F. Duane Ackerman, Director


Date: March 18, 1998                           */s/ W. J. Biggers
                                               ---------------------------------
                                               W. J. Biggers, Director


Date: March 18, 1998                           */s/ Henry Curtis VII
                                               ---------------------------------
                                               Henry Curtis VII, Director


Date: March 18, 1998                           */s/ Hollis L. Harris
                                               ---------------------------------
                                               Hollis L. Harris, Director


Date: March 18, 1998                           */s/ W. Stell Huie
                                               ---------------------------------
                                               W. Stell Huie, Director


Date: March 18, 1998                           */s/ Thomas F. Keller,
                                               ---------------------------------
                                               Thomas F. Keller, Director


Date: March 18, 1998                           */s/ James F. McDonald
                                               ---------------------------------
                                               James F. McDonald, Director


Date: March 18, 1998                           */s/ Daniel W. McGlaughlin
                                               ---------------------------------
                                               Daniel W. McGlaughlin, Director


Date: March 18, 1998                           */s/ C. Douglas Miller
                                               ---------------------------------
                                               C. Douglas Miller, Director


Date: March 18, 1998                           */s/ G. Harold Northrop
                                               ---------------------------------
                                               G. Harold Northrop, Director


Date: March 18, 1998                           */s/ William B. Stokely, III
                                               ---------------------------------
                                               William B. Stokely, III, Director


* By: /s/ Dawn M. Gray
      -----------------------
      Dawn M. Gray,
      Attorney-in-Fact

                        AMERICAN BUSINESS PRODUCTS, INC.

                      INDEX OF FINANCIAL STATEMENT SCHEDULE



                                                       PAGE
                                                       ----
Independent Auditors' Report                           S-2

Schedule of the Company and Subsidiaries

         II - Valuation Reserves                       S-3

INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
American Business Products, Inc.:

We have audited the consolidated financial statements of American Business Products, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 20, 1998; such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of American Business Products, Inc. and subsidiaries listed in Item 14 and on page S-1. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Atlanta, Georgia
February  20, 1998

                                                                     SCHEDULE II

                AMERICAN BUSINESS PRODUCTS, INC. AND SUBSIDIARIES
                               VALUATION RESERVES





                                                             ADDITIONS
                                                             CHARGED TO   OTHER CHARGES
DESCRIPTION                                  BEGINNING       COSTS AND     ADD (DEDUCT)                       ENDING
                                              BALANCE         EXPENSES     DESCRIBE (1)    DEDUCTIONS(2)      BALANCE
                                              -------        ----------    ------------    -------------      -------
For the Year Ended December 31, 1995:
Allowance for doubtful accounts                $2,379          $1,211                         $  753          $2,837

For the Year Ended December 31, 1996:
Allowance for doubtful accounts                $2,837          $1,740          $(788)         $1,904          $1,885

For the Year Ended December 31, 1997:
Allowance for doubtful accounts                $1,885          $1,563                         $1,327          $2,121


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


       EXHIBIT
       NUMBER     DESCRIPTION
       ------     -----------
         3.1      Articles of Incorporation (Exhibit 3(a), Annual Report on Form
                  10-K for the fiscal year ended December 31, 1989).

         3.2      Restated Bylaws, as amended and restated on December 11, 1996
                  (Exhibit 3.2 Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996).

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

                  (l)      First Amendment to the 1993 Directors Stock Incentive
                           Plan (Exhibit 10.1(l) Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996).

                  (m)      Second Amendment to the American Business Products,
                           Inc. Supplemental Retirement Income Plan (Exhibit
                           10.1(a)) Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                  (n)      Second Amendment to the American Business Products,
                           Inc. Deferred Compensation Plan (Executives) (Exhibit
                           10.1(b) Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                  (o)      Agreement, dated May 8 1997, between American
                           Business Products, Inc. and Raymond J. Wilson, filed herewith.

                  (p)      Agreement, dated June 26, 1997, between American
                           Business Products, Inc. and John H. Karr, filed herewith.

                  (q)      Agreement, dated October 30, 1997, between American
                           Business Products, Inc. and Thomas R. Carmody, filed herewith.

                  (r) Separation Agreement, dated November 30, 1997, between American Business Products, Inc. and Robert
                           W. Gundeck, filed herewith.

                  (s)      Agreement, dated February 14, 1998, between American
                           Business Products, Inc. and Richard G. Smith, filed herewith.

                  (t)      Agreement, dated February 24, 1998, between American
                           Business Products, Inc. and Larry L. Gellerstedt,
                           III, filed herewith.

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

         10.4 Revolving Credit Agreement dated as of April 22, 1996 by and between American Business Products, Inc., and SunTrust Bank,
                  Atlanta, (Exhibit 10.4 Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

         10.5     First Amendment dated August 1, 1997 to Revolving Credit
                  Agreement dated April 22, 1997 by and between American
                  Business Products, Inc. and SunTrust Bank, Atlanta, filed herewith.

         10.6     Second Amendment dated December 31, 1997 to Revolving Credit
                  Agreement dated April 22, 1997 by and between American
                  Business Products, Inc. and SunTrust Bank, Atlanta, filed herewith.

         13 Pages 10 through 31 of the Company's 1997 Annual Report which are incorporated herein by reference.

         21       Subsidiaries of the Registrant.

         23       Independent Auditors' Consent.

         24       Power of Attorney.

         27       Financial Data Schedules

                                  EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------
10.1(o)        Agreement, dated May 8, 1997, between American Business Products,
               Inc.and Raymond J. Wilson

10.1(p)        Agreement, dated June 26, 1997, between American Business
               Products, Inc.and John H. Karr

10.1(q)        Agreement, dated October 30, 1997, between American Business
               Products, Inc. and Thomas R. Carmody

10.1(r)        Separation Agreement, dated November 30, 1997, between American
               Business Products, Inc. and Robert W. Gundeck

10.1(s)        Agreement, dated February 14, 1998, between American Business
               Products, Inc. and Richard G. Smith

10.1(t)        Agreement, dated February 24, 1998, between American Business
               Products, Inc. and Larry L. Gellerstedt, III

10.5           First Amendment dated 8/1/97 to Revolving Credit Agreement

10.6           Second Amendment dated 12/31/97 to Revolving Credit agreement

13             Pages 10 through 31 of the 1997 Annual Report

21             Subsidiaries of the Registrant

23             Independent Auditors' Consent

24             Power of Attorney

27             Financial Data Schedules

Cover Letter