Form 10-Q
period 1998-06-30
AMERICAN BUSINESS PRODUCTS INC
filed 1998-08-10
CIK 4672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended  June 30, 1998          Commission file number 1-7088
                           ----------------                               ------

                        AMERICAN BUSINESS PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Georgia                                                               58-1030529
--------------------------------------------------------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)


2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia                       30328
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (770) 953-8300
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


Yes  X    No
    ---      ---


Common Stock, $2.00 par value                            15,946,970 shares
-----------------------------                     ------------------------------
         (Class)                                  (Outstanding at June 30, 1998)

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        AMERICAN BUSINESS PRODUCTS, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                      1998              1997
                                                 -------------     -------------
NET SALES                                         $    126,622     $    128,068
                                                  ------------     ------------
COST AND EXPENSES
     Cost of goods sold                                 89,618           90,585
     Selling and administrative expenses                27,577           27,938
     Other charges                                       5,155               --
                                                  ------------     ------------
                                                       122,350          118,523
                                                  ------------     ------------
OPERATING INCOME                                         4,272            9,545

OTHER INCOME (EXPENSE)
     Interest expense                                   (1,404)          (1,541)
     Interest income                                     1,133            1,060
     Miscellaneous - net                                  (509)             888
                                                  ------------     ------------
                                                          (780)             407
                                                  ------------     ------------
INCOME BEFORE INCOME TAXES                               3,492            9,952

PROVISION FOR INCOME TAXES                               1,524            3,882
                                                  ------------     ------------

NET INCOME                                        $      1,968     $      6,070
                                                  ============     ============
EARNINGS PER COMMON SHARE - BASIC                 $       0.12     $       0.37

EARNINGS PER COMMON SHARE - DILUTED               $       0.12     $       0.37

DIVIDENDS PER COMMON SHARE                        $      0.155     $      0.155

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                      16,122,919       16,413,429

WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING           16,222,802       16,535,118

See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
          FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                      1998              1997
                                                  ------------     -------------
NET SALES                                         $    259,615     $    255,116
                                                  ------------     ------------
COST AND EXPENSES
     Cost of goods sold                                183,118          180,392
     Selling and administrative expenses                57,912           56,341
     Other charges                                       5,155               --
                                                  ------------     ------------
                                                       246,185          236,733
                                                  ------------     ------------
OPERATING INCOME                                        13,430           18,383
OTHER INCOME (EXPENSE)
     Interest expense                                   (2,559)          (3,266)
     Interest income                                     2,221            2,044
     Miscellaneous - net                                  (201)           4,610
                                                  ------------     ------------
                                                          (539)           3,388
                                                  ------------     ------------
INCOME BEFORE INCOME TAXES                              12,891           21,771

PROVISION FOR INCOME TAXES                               4,977            8,326
                                                  ------------     ------------
NET INCOME                                        $      7,914     $     13,445
                                                  ============     ============
EARNINGS PER COMMON SHARE - BASIC                 $       0.49     $       0.82

EARNINGS PER COMMON SHARE - DILUTED               $       0.49     $       0.81

DIVIDENDS PER COMMON SHARE                        $       0.31     $       0.31

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                      16,204,281       16,411,456

WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING           16,301,991       16,532,630

See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                             June 30, December 31,
                                                              1998        1997
                                                           ---------- ------------
                                                           (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                               $ 75,792   $ 75,092
     Accounts receivable, less allowances of
          $1,758 and $2,121                                    59,231     58,522
     Inventories                                               34,614     32,314
     Other                                                      7,087      9,987
                                                             --------   --------
          Total Current Assets                                176,724    175,915

PROPERTY, PLANT AND EQUIPMENT - AT COST
     Land                                                       2,997      2,954
     Buildings and improvements                                48,232     43,807
     Machinery, equipment and software                        112,877    108,665
     Construction in progress                                   4,194      8,597
                                                             --------   --------
                                                              168,300    164,023
     Less accumulated depreciation                             80,948     75,065
                                                             --------   --------
                                                               87,352     88,958

INTANGIBLE ASSETS FROM ACQUISITIONS
     Goodwill, less amortization of $5,417 and $4,970          26,785     27,232
     Other, less amortization of $5,142 and $4,957                805        990
                                                             --------   --------
                                                               27,590     28,222
DEFERRED INCOME TAXES                                          13,408     13,945
OTHER ASSETS                                                   15,444     25,740
                                                             --------   --------
TOTAL ASSETS                                                 $320,518   $332,780
                                                             ========   ========

CURRENT LIABILITIES
     Accounts payable                                        $ 44,858   $ 48,811
     Salaries and wages                                         8,403      7,789
     Profit sharing contributions                               1,730      2,730
     Current maturities of long-term debt                      12,047     12,047
                                                             --------   --------
          Total Current Liabilities                            67,038     71,377

LONG-TERM DEBT                                                 42,642     42,850
SUPPLEMENTAL RETIREMENT BENEFITS                               19,828     19,869
POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS                     16,644     16,987

STOCKHOLDERS' EQUITY
     Common stock - $2 par value; authorized
       50,000,000 shares,
       issued 16,705,772 and 16,676,932                        33,412     33,354
     Additional paid-in capital                                 7,424      7,144
     Retained earnings                                        147,967    145,062
     Accumulated other comprehensive income                        --        261
                                                             --------   --------
                                                              188,803    185,821
     Less 758,802 and 261,659 shares of common
          stock in treasury - at cost                          14,437      4,124
                                                             --------   --------
                                                              174,366    181,697
                                                             --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $320,518   $332,780
                                                             ========   ========

See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                             (Dollars in thousands)

                                                                          1998        1997
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                        $  7,914    $ 13,445
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                              7,409       6,813
               (Gain)/loss on disposition of plant and equipment          3,821      (3,168)
               Loss on sale of joint venture investment                   1,849          --
               Amortization of discount                                      --      (1,110)
               Change in assets and liabilities:
               (Increase) decrease in accounts receivable                  (709)      3,050
               (Increase) decrease in inventories                        (2,300)      4,006
               (Increase) decrease in other current assets                1,315        (240)
               Increase in intangible and other assets                     (698)       (149)
               Decrease in accounts payable                              (3,953)    (11,799)
               Decrease in other current liabilities                       (386)     (6,309)
               Decrease in supplemental retirement benefits
                     and postemployment benefits                           (384)       (233)
               (Increase) decrease in deferred income taxes                 537        (134)
                                                                       --------    --------

                    Total adjustments                                     6,501      (9,273)

                    Net cash provided (used) by operating activities     14,415       4,172

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of short-term investment                                       --     (47,207)
     Proceeds from sale of short-term investments                            --      12,780
     Decrease in and liquidation of cash value of life insurance          4,438       1,891
     Additions to plant and equipment                                   (10,628)    (13,447)
     Proceeds from disposition of plant and equipment                     3,221       4,259
     Proceeds from sale of joint venture investment                       4,446          --
                                                                       --------    --------
          Net cash provided (used) in investing activities                1,477     (41,724)

CASH FLOWS FROM FINANCING ACTIVITIES
     Reductions of long-term debt                                          (208)       (256)
     Sales and exchanges of common stock                                    316         127
     Repurchase of common stock                                         (10,291)         --
     Dividends paid                                                      (5,009)     (5,086)
                                                                       --------    --------
          Net cash used by financing activities                         (15,192)     (5,215)

     Net increase (decrease) in cash and cash equivalents                   700     (42,767)
     Cash and cash equivalents at beginning of period                    75,092      82,516
                                                                       --------    --------
     Cash and cash equivalents at end of period                        $ 75,792    $ 39,749
                                                                       ========    ========


See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Unaudited Condensed Consolidated Financial Statements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles which in certain instances require the use of management's estimates. The information contained in these condensed consolidated financial statements and notes for the three and six month periods ended June 30, 1998 and 1997 is unaudited but, in the opinion of management, all adjustments necessary for a fair presentation of such information have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

4.       Earnings Per Share

Basic earnings per common share is based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the respective periods. The only common equivalent shares are those related to stock options outstanding during the respective periods.

5.       New Accounting Standards

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

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This statement is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The Company implemented SOP 98-1 in the first quarter of 1998.

6.       Inventories

Inventories consisted of the following at the dates indicated:

                                                 June 30,   December 31,
                                                   1998         1997
                                                 --------   -----------
                                                (Dollars in thousands)

           Products finished or in progress      $17,692      $16,076
           Raw materials                          16,665       15,628
           Supplies                                  257          610
                                                 =======      =======
                                                 $34,614      $32,314
                                                 =======      =======

7.       Curtis 1000 Europe GmbH

Effective May 12, 1998, the Company sold its investment in Curtis 1000 Europe GmbH, the Company's European envelope manufacturing joint venture. The Company accounted for its investment using the equity method. Proceeds from the sale were approximately $4,446,000, with an additional approximately $418,000 of tax credits generated in connection with the sale. The Company recorded a loss of approximately $1,849,000 before tax on the sale in the second quarter of 1998, which is included in miscellaneous-net income.

8.       Other Charges

During the second quarter of 1998, the Company conducted a review of a custom-designed software system that was being developed by Curtis 1000 Inc., the Company's largest office products subsidiary. After extensive review, the Company decided to discontinue the software development project in favor of software packages that are now available in the market. Discontinuance of this project necessitated the Company to record a pre-tax charge of approximately $5,155,000 to write off the Company's investment in the project. The charge was recorded in the second quarter of 1998.

9.       Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires disclosure of total non-shareholder charges in equity in interim periods and additional disclosure of the components of non-shareholder charges in equity on an annual basis. Total comprehensive income for the three and six months ended June 30, 1998 and 1997 was as follows:

                                                               Three months ended June 30,
                                                               ---------------------------
                                                                 1998              1997
                                                               -------            -------
                                                                 (Dollars in thousands)
         Net Income                                            $1,968             $ 6,070
         Foreign currency translation adjustments                (261)                (36)
                                                               ------             -------
         Comprehensive income                                  $1,707             $ 6,034
                                                               ======             =======

                                                               Six months ended June 30,
                                                               --------------------------
                                                                1998              1997
                                                               -------           -------
                                                                 (Dollars in thousands)
         Net Income                                            $ 7,914           $13,445
         Foreign currency translation adjustments                 (261)              (36)
                                                               -------           -------
         Comprehensive income                                  $ 7,653           $13,409
                                                               =======           =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the second quarter of 1998 were $126,622,000, a 1.1% decrease from the $128,068,000 of net sales for the second quarter of 1997. The decreased sales resulted primarily from a decline at the Company's book printing subsidiary and a smaller decline at its largest business supplies subsidiary, Curtis 1000 Inc. ("Curtis") offset by revenue increases at its custom label and envelope manufacturing subsidiaries. Net sales for the six months ended June 30, 1998 were $259,615,000, an increase of 1.8% from the $255,116,000 of net sales for the six months ended June 30, 1997. The 1998 year to date increased sales resulted from revenue gains at the Company's custom label, extrusion coating and envelope manufacturing subsidiaries offset by a decline at the book printing subsidiary. Curtis' 1998 year to date sales equaled its 1997 year to date sales.

The Company's gross margin percent was 29.2% for the second quarter of 1998 compared to 29.3% for the second quarter of 1997. The impact on the gross margin percent in the second quarter of 1998 was primarily due to increased margin at Curtis resulting from the reorganization of Curtis into five regional profit centers which has moved decision making closer to customers, the sales force and the shop floor as well as progress implementing key components of a profit improvement plan at Curtis. This increased margin was offset by decreased margin at the Company's book printing subsidiary and the Company's envelope manufacturing subsidiary. The Company's gross margin percent for the six months ended June 30, 1998 was 29.5% compared to 29.3% for the six months ended June 30, 1997. The impact on the Company's gross margin percent for the six months ended June 30, 1998 was caused by the same reasons as the second quarter.

Selling and administrative expenses for the second quarter of 1998 were $27,577,000, a decrease of 1.3% from the $27,938,000 for the second quarter of 1997. Selling and administrative expenses for the six months ended June 30, 1998 were $57,912,000, a 2.8% increase from the $56,341,000 for the six months ended June 30, 1997. The six months year to year increase resulted primarily from charges of $1,415,000 in the first quarter of 1998 related to management changes at Curtis.

During the second quarter of 1998, the Company conducted a review of a custom-designed software system that was being developed by Curtis. After extensive review, the Company decided to discontinue the software development project in favor of software packages that are now available in the market. Discontinuance of this project necessitated the Company to record a pre-tax charge of approximately $5,155,000 to write off the Company's investment in the project. The charge was recorded in the second quarter of 1998.

Interest expense for the second quarter of 1998 was $1,404,000, a decrease of 8.9% from the $1,541,000 for the second quarter of 1997. Interest expense for the six months ended June 30, 1998 was $2,559,000, a 21.6% decrease from the $3,266,000 for the six months ended June 30, 1997. The quarter to quarter and year to year decreases resulted primarily from a lower interest rate applied to certain loans secured by Company-owned life insurance policies as well as reduced long-term debt.

Interest income for the second quarter of 1998 was $1,133,000, an increase of 6.9% from the $1,060,000 for the second quarter of 1997. Interest income for the six months ended June 30, 1998 was $2,221,000, an increase of 8.7% from the $2,044,000 for the six months ended June 30, 1997. The quarter to quarter and year to year increases resulted primarily from improved returns due to centralizing and automating the Company's cash management systems.

Miscellaneous net expense for the second quarter of 1998 was $509,000 compared to $888,000 of miscellaneous net income for the second quarter of 1997. Miscellaneous net expense for the six months ended June 30, 1998 was $201,000, compared to $4,610,000 of miscellaneous net income for the six months ended June 30, 1997. The second quarter of 1998 and six months ended June 30, 1998 results include a loss on the sale of the Company's investment in Curtis 1000 Europe GmbH of approximately $1,849,000 and gains from asset disposals of approximately $1,159,000. Included in the second quarter of 1997 results were gains from asset disposals of approximately $728,000. Excluding these items, miscellaneous net income for the second quarter of 1998 would have been $181,000 and miscellaneous net income for the second quarter of 1997 would have been $160,000. The six months ended June 30, 1997 results include gains on asset disposals of approximately $3,043,000 and Company-owned life insurance policy death benefits of approximately $964,000. Excluding these items, miscellaneous net income for the six months ended June 30, 1998 would have been $489,000 and miscellaneous net income for the six months ended June 30, 1997 would have been $603,000.

The Company's effective tax rate was 43.6% and 39.0% for the second quarter of 1998 and second quarter of 1997, respectively. The effective tax rate was 38.6% and 38.2% for the six month periods ended June 30, 1998 and June 30, 1997, respectively. The increased rate resulted primarily from reduced tax free interest income and a reduction in the deductibility of interest on loans associated with the Company-owned life insurance policies.

Pro Forma Financial Information

The second quarter of 1998 results include charges of $3,048,000 after tax, or $0.19 per diluted share related to the charge associated with discontinuing the software development project at Curtis, a loss of $1,431,000 after tax, or $0.09 per diluted share, on the sale of the Company's investment in Curtis 1000 Europe GmbH, and gains of $291,000 after tax on the sale of real property rendered redundant to operating needs by the Curtis plant consolidation program. Without these charges and realty gains the Company would have shown net income of $6,156,000, or $0.38 per diluted share compared to $6,070,000 or $0.37 per diluted share in the second quarter of 1997.

The results for the six months ended June 30, 1998 include the above charges and realty gains as well as charges of $834,000 after tax, or $0.05 per diluted share, related to management changes at Curtis. Without these charges and realty gains the Company would have shown net income of $12,936,000, or $0.79 per diluted share.

The results for the six months ended June 30, 1997 include gains of $1,395,000 after tax on the sale of realty rendered redundant by the Curtis plant consolidation program. Without these gains the Company would have shown net income of $12,050,000, or $0.73 per diluted share.

Financial Condition

Stockholders' equity decreased $7,331,000 in the first six months of 1998 due primarily to share repurchases by the Company and totaled $174,366,000 at June 30, 1998.

Cash and cash equivalents increased $700,000 during the first six months of 1998 and totaled $75,792,000 at June 30, 1998. Operating activities provided $14,415,000 in cash during the first six months of 1998. Other sources of cash were reductions in the cash value of life insurance policies owned by the Company of $4,438,000, proceeds from disposal of property and equipment of $3,221,000, and proceeds from the sale of the Company's investment in Curtis 1000 Europe GmbH of $4,446,000. Cash was used to purchase $10,628,000 of property, plant and equipment, reduce long-term debt by $208,000, repurchase $10,291,000 of common stock and pay $5,009,000 in dividends.

The Company maintains a revolving credit agreement (the "Credit Agreement") with a bank providing for loans up to $50,000,000 at interest rates related to prime and Eurocurrency rates. At June 30, 1998 there were no borrowings under this Credit Agreement. Curtis has borrowed $6,460,000 through a variable interest rate industrial revenue bond (the "Bond"), due May 1, 2031. The interest rate on the Bond was 3.70% at June 30, 1998. The Bond is supported by a letter of credit issued pursuant to the Credit Agreement which commensurately reduces the balance available to the Company under the Credit Agreement.

The Company believes its liquid current assets, internal cash flow, availability of additional borrowing under its existing loan agreements, and to the extent necessary, additional external financing, should adequately meet the Company's needs for the foreseeable future.

In December 1997, the Company announced plans to purchase up to 1.7 million shares or approximately 10% of its outstanding common stock through negotiated transactions and open market purchases. As of June 30, 1998, the Company had acquired 522,400 shares at a cost of approximately $10,856,000.

Year 2000 Compliance

The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism, including date sensitive software which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

The Company has reviewed its principal financial and manufacturing information technology systems and is currently reviewing other systems such as machinery microcontrollers to determine compliance with the Year 2000. The Company has developed a plan of action intended to correct or replace those systems not in compliance, which the Company expects to complete by June 30, 1999. The Company is using and expects to continue to use both internal and external resources for its planned correction, replacement and testing of systems. The project is estimated to cost approximately $24 million. Approximately 80 percent of the estimated spending relates to the replacement of older systems with new systems which are expected to improve functionality, usefulness and efficiency of information processing at the Company. Costs associated with correcting existing systems will be expensed as incurred. Costs associated with replacing older systems with modern systems, which will be Year 2000 compliant, will be treated as period expense or capitalized and amortized in accordance with applicable accounting standards and Company policy.

The Company also conducts business electronically and otherwise with external parties, including suppliers, customers and financial service organizations. The Company is currently contacting external parties to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Year 2000 issue.

Failure to successfully execute the Company's Year 2000 compliance plans on a timely basis or the failure of external parties to achieve Year 2000 compliance on a timely basis could have a material adverse impact on the Company's financial position and results of operations.

Risks and Uncertainties

Except for historical information contained herein, the matters set forth in this report, including but not limited to statements regarding the Company's expectations, hopes, intentions, or strategies regarding the future, are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The Company assumes no obligation to update any such forward looking statements. The Company's expectations respecting future sales and profits assume, among other things, reasonable continued growth in the general economy which affects demand for the Company's products. Future profits may vary from the Company's expectations due to factors such as possible future adjustments to the Company's profit improvement plans, particularly at BookCrafters USA, Inc. and Curtis, as the effects of implementing these plans are realized.
The costs and benefits of the Company's plant consolidation and order processing redesign programs may vary from the Company's expectations due to factors such as: the extent of management's ability to control and ultimately eliminate duplication of costs, inefficiencies, overheads, and operating bottlenecks associated with the transfer of production from closed to continuing plants; the extent of the Company's ability to complete the development and implementation of order entry automation programs within expected time and cost constraints; and the difficulties inherent in forecasting the operating results of operating modes different from those that exist at the time the forecasts are made.

Although the Company believes its plan to achieve timely Year 2000 compliance is reasonable based on known facts and circumstances it remains possible that, dependent on future events such as availability in the labor force of information systems programmers and other information systems personnel, responsiveness of third parties beyond the Company's control such as system vendors, service suppliers, and others with whom the Company interacts and the capabilities of the information systems which the Company intends to utilize, achieving Year 2000 compliance may take longer or cost more than the Company anticipates.

Accounting Standards

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132, " Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). This statement revises employers' disclosure about pensions and other postretirement benefit plans but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, were issued. This statement is effective for fiscal years beginning after December 15, 1997.


In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This statement is effective for financial statements for fiscal years beginning after December 15,1998. Earlier application is encouraged in fiscal years for which annual statements have not been issued. The Company implemented SOP 98-1 in the first quarter of 1998.

                           PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Shareholders

The 1998 Annual Meeting of Shareholders of the Company was held on May 8, 1998, and proxies were solicited under Regulation 14A of the Securities Exchange Act of 1934.

The following nominees for director were elected to serve as director until the 2001 Annual Meeting of Shareholders:

             DIRECTOR                         FOR                WITHHELD
             --------                         ---                --------

    Larry L. Gellerstedt, III            14,057,653                74,560
    Hollis L. Harris                     14,071,304                60,909
    W. Stell Huie                        13,954,824               177,389
    James F. McDonald                    14,069,303                62,910

The following directors continued in office as directors after the 1998 Annual Meeting for the following terms:

                            DIRECTORS                    TERM EXPIRES
                            ---------                    ------------

                      Henry Curtis, VII                      1999
                      C. Douglas Miller                      1999
                      G. Harold Northrop                     1999
                      F. Duane Ackerman                      2000
                      Thomas F. Keller                       2000
                      Daniel W. McGlaughlin                  2000
                      William B. Stokely, III                2000

The shareholders also voted upon and approved an amendment to the Company's 1993 Directors Stock Incentive Plan to increase the aggregate number of shares authorized for issuance under the plan from 225,000 to 425,000 shares and to make other operative changes.

              FOR                  AGAINST                ABSTAIN
              ---                  -------                -------

           13,183,676              808,169                140,368

Another matter which was voted upon and approved during the 1998 Annual Meeting was a proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors to audit the financial statements of the Company for the 1998 fiscal year.

                FOR                AGAINST                ABSTAIN
                ---                -------                -------

           13,415,552               27,212                689,449


With respect to each of the foregoing matters, there were no broker non-votes.

Item 5.  Other Information

To propose proper business from the floor for consideration at the 1999 Annual Meeting, other than by inclusion in the Proxy Statement and form of proxy pursuant to Rule 14a-8, a shareholder must provide the Company with written notice. The proponent shareholder must provide such notice to the Secretary at the Company's headquarters not later than November 20, 1998. The notice must satisfy the requirements set out in Article II, Section 1 and Article III,
Section 2, respectively, of the Bylaws of the Company. The Company will provide copies of those requirements to any shareholder upon written request to the Secretary.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits.

         EXHIBIT
         NUMBER                             DESCRIPTION
         ------                             -----------

         10.1              Second Amendment to the 1993 Directors Stock
                           Incentive Plan (Incorporated herein by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-8 (Registration No. 333-58901)).

         27                Financial Data Schedules for Second Quarter 1998 10-Q
                           (for SEC use only)

b.       Reports on Form 8-K.

         On May 26, 1998, the Company filed a Current Report on Form 8-K to report that it had sold its investment in the Company's European envelope manufacturing joint venture, Curtis 1000 Europe GmbH, and to announce a decision to pursue a new less costly solution for order entry systems at Curtis 1000 Inc.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERICAN BUSINESS PRODUCTS, INC.
                                                   (Registrant)



         Date:  August 6, 1998
                                             /s/ Richard G. Smith
                                             ----------------------------
                                             Richard G. Smith
                                             Vice President
                                             and Chief Financial Officer


                                             /s/ Raymond J. Wilson
                                             ----------------------------
                                             Raymond J. Wilson
                                             Corporate Controller

                        AMERICAN BUSINESS PRODUCTS, INC.

                                INDEX OF EXHIBITS

NUMBER                              DESCRIPTION
------                              -----------

10.1              Second Amendment to the 1993 Directors Stock Incentive Plan
                  (Incorporated herein by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-8 (Registration
                  No. 333-58901)).

27 Financial Data Schedules for Second Quarter 1998 10-Q (for SEC use only)