Form 10-Q
period 1998-09-30
AMERICAN BUSINESS PRODUCTS INC
filed 1998-11-10
CIK 4672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended September 30, 1998   Commission file number 1-7088
                          --------------------                        -------

                        AMERICAN BUSINESS PRODUCTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     Georgia                                                  58-1030529
-------------------------------------------------------------------------------
(State of Incorporation)                      (IRS Employer Identification No.)


2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia                    30328
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code              (770) 953-8300
                                                               ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No
   -----     -----


Common Stock, $2.00 par value                        15,622,495 shares
-----------------------------              -----------------------------------
   (Class)                                 (Outstanding at September 30, 1998)





                                  Page 1 of 16
                            Exhibit Index on Page 16

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        AMERICAN BUSINESS PRODUCTS, INC.
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                1998              1997
                                             -----------       -----------
NET SALES                                    $   128,705       $   124,269
                                             -----------       -----------
COST AND EXPENSES
  Cost of goods sold                              91,255            88,125
  Selling and administrative expenses             28,971            29,004
                                             -----------       -----------
                                                 120,226           117,129
                                             -----------       -----------

OPERATING INCOME                                   8,479             7,140

OTHER INCOME(EXPENSE)
  Interest expense                                (1,150)           (1,322)
  Interest income                                  1,078             1,148
  Miscellaneous - net                                467               748
                                             -----------       -----------
                                                     395               574
                                             -----------       -----------

INCOME BEFORE INCOME TAXES                         8,874             7,714

PROVISION FOR INCOME TAXES                         3,301             3,070
                                             -----------       -----------
NET INCOME                                   $     5,573       $     4,644
                                             ===========       ===========

EARNINGS PER COMMON SHARE - BASIC            $      0.35       $      0.28

EARNINGS PER COMMON SHARE - DILUTED          $      0.35       $      0.28

DIVIDENDS PER COMMON SHARE                   $     0.155       $     0.155

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   15,848,816        16,427,313

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING        15,892,268        16,545,171

See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                  (Dollars in thousands except per share data)


                                                       1998              1997
                                                   ------------      ------------
NET SALES                                          $    388,320      $    379,385
                                                   ------------      ------------
COSTS AND EXPENSES
  Cost of goods sold                                    274,373           268,517
  Selling and administrative expenses                    86,883            85,345
  Other charges                                           5,155                --
                                                   ------------      ------------
                                                        366,411           353,862
                                                   ------------      ------------

OPERATING INCOME                                         21,909            25,523

OTHER INCOME (EXPENSE)
  Interest expense                                       (3,709)           (4,588)
  Interest income                                         3,299             3,192
  Miscellaneous - net                                       266             5,358
                                                   ------------      ------------
                                                           (144)            3,962
                                                   ------------      ------------

INCOME BEFORE INCOME TAXES                               21,765            29,485

PROVISION FOR INCOME TAXES                                8,278            11,396
                                                   ------------      ------------

NET INCOME                                         $     13,487      $     18,089
                                                   ============      ============

EARNINGS PER COMMON SHARE - BASIC                  $       0.84      $       1.10

EARNINGS PER COMMON SHARE - DILUTED                $       0.83      $       1.09

DIVIDENDS PER COMMON SHARE                         $      0.465      $      0.465

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                          16,084,491        16,416,565

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING               16,157,613        16,532,133

See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                          September 30,      December 31,
                                                              1998               1997
                                                          ------------       ------------
                                                           (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                 $ 80,526            $ 75,092
  Accounts receivable, less allowances of
     $1,675 and $2,121                                        59,577              58,522
  Inventories                                                 32,457              32,314
  Other                                                        2,451               9,987
                                                            --------            --------
     Total Current Assets                                    175,011            $175,915

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                         3,016               2,954
  Buildings and improvements                                  48,455              43,807
  Machinery, equipment and software                          111,261             108,665
  Construction in progress                                     7,438               8,597
                                                            --------            --------
                                                             170,170             164,023
  Less accumulated depreciation                               80,903              75,065
                                                            --------            --------
                                                              89,267              88,958

INTANGIBLE ASSETS FROM ACQUISITIONS
  Goodwill, less amortization of $5,640 and $4,970            26,562              27,232
  Other, less amortization of $5,235 and $4,957                  712                 990
                                                            --------            --------
                                                              27,274              28,222

DEFERRED INCOME TAXES                                         15,054              13,945
OTHER ASSETS                                                  15,731              25,740
                                                            --------            --------
TOTAL ASSETS                                                $322,337            $332,780
                                                            ========            ========
CURRENT LIABILITIES
  Accounts payable                                          $ 48,486            $ 48,811
  Salaries and wages                                           9,811               7,789
  Profit sharing contributions                                 2,353               2,730
  Current maturities of long-term debt                        12,047              12,047
                                                            --------            --------
     Total Current Liabilities                                72,697              71,377

LONG-TERM DEBT                                                42,546              42,850
SUPPLEMENTAL RETIREMENT BENEFITS                              19,156              19,869
POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS                    16,643              16,987

STOCKHOLDERS' EQUITY
  Common stock - $2 par value authorized 50,000,000 shares,
    issued 16,712,297 and 16,676,932                          33,425              33,354
  Additional paid-in capital                                   7,560               7,144
  Retained earnings                                          151,085             145,062
  Accumulated other comprehensive income                           -                 261
                                                            --------            --------
                                                             192,070             185,821

  Less 1,089,802 and 261,659 shares of common
     stock in treasury - at cost                              20,775               4,124
                                                            --------            --------
                                                             171,295             181,697
                                                            --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $322,337            $332,780
                                                            ========            ========

See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                             (Dollars in thousands)

                                                                               1998                 1997
                                                                          --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                              $       13,487       $       18,089
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                              11,111               10,523
       (Gain)/loss on disposition of plant and equipment                           3,834               (3,753)
       Loss on sale of joint venture investment                                    1,849                   --
       Amortization of discount                                                       --               (1,271)
       Change in assets and liabilities:
       (Increase) decrease in accounts receivable                                 (1,055)               3,325
       (Increase) decrease in inventories                                           (143)               4,145
       (Increase) decrease in other current assets                                 7,806                 (139)
       Decrease in intangible and other assets                                       120                  198
       Decrease in accounts payable                                                 (325)              (8,005)
       (Decrease) increase in other current liabilities                            1,645               (5,342)
       Decrease in supplemental retirement benefits
         and postemployment benefits                                              (1,057)                (310)
       (Increase) decrease in deferred income taxes                               (1,109)                 618
                                                                          --------------       --------------

         Total adjustments                                                        22,676                  (11)

         Net cash provided by operating activities                                36,163               18,078

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of short-term investment                                              --              (47,344)
       Proceeds from sale of short-term investments                                   --               17,206
       Decrease in and liquidation of cash value of life insurance                 3,594                1,590
       Additions to plant and equipment                                          (18,872)             (17,499)
       Proceeds from disposition of plant and equipment                            4,035                6,806
       Proceeds from sale of joint venture investment                              4,446                   --
                                                                          --------------       --------------
         Net cash used in investing activities                                    (6,797)             (39,241)

CASH FLOWS FROM FINANCING ACTIVITIES
       Reductions of long-term debt                                                 (304)                (368)
       Sales and exchanges of common stock                                           465                  288
       Repurchase of common stock                                                (16,629)                  --
       Dividends paid                                                             (7,464)              (7,634)
                                                                          --------------       --------------
         Net cash used by financing activities                                   (23,932)              (7,714)

       Net increase(decrease) in cash equivalents                                  5,434              (28,877)
       Cash and cash equivalents at beginning of period                           75,092               82,516
                                                                          --------------       --------------
       Cash and cash equivalents at end of period                         $       80,526       $       53,639
                                                                          ==============       ==============

See accompanying notes to condensed consolidated financial statements.

                       AMERICAN BUSINESS PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Unaudited Condensed Consolidated Financial Statements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles which in certain instances require the use of management's estimates. The information contained in these condensed consolidated financial statements and notes for the three and nine month periods ended September 30, 1998 and 1997 is unaudited but, in the opinion of management, all adjustments necessary for a fair presentation of such information have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

5.       New Accounting Standards

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This statement is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The Company adopted SOP 98-1 in the first quarter of 1998.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS 133 in 2000 is not expected to have a significant impact on the Company's financial position or results of operation.

6.       Inventories

Inventories consisted of the following at the dates indicated:


                                                                    September 30,      December 31,
                                                                         1998              1997
                                                                  ----------------    ---------------
                                                                         (Dollars in thousands)

           Products finished or in progress                               $16,455            $16,076
           Raw materials                                                   15,835             15,628
           Supplies                                                           167                610
                                                                  ----------------    ---------------
                                                                          $32,457            $32,314
                                                                  ================    ===============

7.       Curtis 1000 Europe GmbH

Effective May 12, 1998, the Company sold its investment in Curtis 1000 Europe GmbH, the Company's European envelope manufacturing joint venture. The Company accounted for its investment using the equity method. Proceeds from the sale were approximately $4,446,000, with an additional tax credit of approximately $418,000 generated in connection with the sale. The Company recorded a loss of approximately $1,849,000 before tax on the sale in the second quarter of 1998, which is included in miscellaneous-net income.


8.       Other Charges

During the second quarter of 1998, the Company conducted a review of a custom-designed software system that was being developed by Curtis 1000 Inc., the Company's largest office products subsidiary. After extensive review, the Company decided to discontinue the software development project. Discontinuance of this project necessitated the Company to record a pre-tax charge of approximately $5,155,000 to write off the Company's investment in the project. The charge was recorded in the second quarter of 1998.

9.       Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires disclosure of total non-shareholder changes in equity in interim periods and additional disclosure of the components of non-shareholder changes in equity on an annual basis. Total comprehensive income for the nine months ended September 30, 1998 and 1997 was as follows:

                                                                                  Nine months ended
                                                                                    September 30,
                                                                            -----------------------------
                                                                                1998              1997
                                                                            ------------      -----------
                                                                               (Dollars in thousands)
                   Net Income                                                $   13,487       $   18,089
                   Foreign currency translation adjustments                        (261)             (36)
                                                                             -----------      -----------
                   Comprehensive income                                      $   13,226       $   18,053
                                                                             ===========      ===========


For the three months ended September 30, 1998 and 1997, net income and comprehensive income were the same.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the third quarter of 1998 were $128,705,000, a 3.6% increase from the $124,269,000 of net sales for the third quarter of 1997. The increased sales resulted primarily from increased revenue at the Company's book printing, custom label, envelope manufacturing and extrusion coating subsidiaries partly offset by a slight decline at the Company's business supplies subsidiary, Curtis 1000 Inc. ("Curtis"). Net sales for the nine months ended September 30, 1998 were $388,320,000, an increase of 2.4% from the $379,385,000 of net sales for the nine months ended September 30, 1997. The 1998 year to date increased sales resulted from revenue gains at the Company's custom label, envelope manufacturing and extrusion coating subsidiaries partly offset by slight declines at the book printing subsidiary and Curtis.

The Company's gross margin percent was 29.1% for both the third quarter of 1998 and the third quarter of 1997. The Company's gross margin percent for the nine months ended September 30, 1998 was 29.3%, little changed compared to 29.2% for the nine months ended September 30, 1997.

Selling and administrative expenses for the third quarter of 1998 were $28,971,000, a decrease of 0.1% from the $29,004,000 for the third quarter of 1997. Selling and administrative expenses for the nine months ended September 30, 1998 were $86,883,000, a 1.8% increase from the $85,345,000 for the nine months ended September 30, 1997. The year to year increase for the nine month period resulted primarily from charges of $1,415,000 in the first quarter of 1998 related to management changes at Curtis.

During the second quarter of 1998, the Company conducted a review of a custom-designed software system that was being developed by Curtis. After extensive review, the Company decided to discontinue the software development project. Discontinuance of this project necessitated the Company to record a pre-tax charge of approximately $5,155,000 to write off the Company's investment in the project. The charge was recorded in the second quarter of 1998.

Interest expense for the third quarter of 1998 was $1,150,000, a decrease of 13.0% from the $1,322,000 for the third quarter of 1997. Interest expense for the nine months ended September 30, 1998 was $3,709,000, a 19.2% decrease from the $4,588,000 for the nine months ended September 30, 1997. The third quarter and nine months year to year decreases resulted primarily from lower interest rates, as well as reduced long term debt.

Interest income for the third quarter of 1998 was $1,078,000, a decrease of 6.1% from the $1,148,000 for the third quarter of 1997. The quarter to quarter decrease resulted primarily from lower average investment balances in the third quarter of 1998. Interest income for the nine months ended September 30, 1998 was $3,299,000, an increase of 3.4% from the $3,192,000 for the nine months ended September 30, 1997. The year to year increase for the nine month period resulted primarily from improved returns due to centralizing and automating the Company's cash management systems.

Miscellaneous net income for the third quarter of 1998 was $467,000, a decrease of 37.6% from the $748,000 of miscellaneous net income for the third quarter of 1997. Included in the third quarter of 1997 results were gains from the sale of realty of approximately $533,000. Miscellaneous net income for the nine months ended September 30, 1998 was $266,000, a decrease of 95.0% from the $5,358,000 of miscellaneous net income for the nine months ended September 30, 1997. The nine months ended September 30, 1998 results include a loss on the sale of the Company's investment in Curtis 1000 Europe GmbH of approximately $1,849,000 and gains from asset disposals of approximately $1,321,000. The results for the nine months ended September 30, 1997 include gains on the sale of realty of approximately $3,576,000 and Company owned life insurance policy death benefits of approximately $964,000. Excluding these items, miscellaneous net income for the nine months ended September 30, 1998 would have been $794,000 and miscellaneous net income for the nine months ended September 30, 1997 would have been $818,000.

The Company's effective tax rate was 37.2% and 39.8% for the third quarter of 1998 and third quarter of 1997, respectively. The effective tax rate was 38.0% and 38.7% for the nine month periods ending September 30, 1998 and September 30, 1997, respectively. The decreased rate resulted primarily from a lower state effective tax rate.

Pro Forma Financial Information

The third quarter 1997 results include gains of $317,000 after tax on the sale of property rendered redundant by the Curtis plant consolidation program. Without the realty gains the Company would have shown net income of $4,326,000, or $0.26 per diluted share.

The results for the nine months ended September 30, 1998 include charges of $3,048,000 after tax, or $0.19 per diluted share related to the charge associated with discontinuing the software development project at Curtis, charges of $834,000 after tax, or $0.05 per diluted share related to management changes at Curtis, a loss of $1,431,000 after tax, or $0.09 per diluted share, on the sale of the Company's investment in Curtis 1000 Europe GmbH, and gains of $291,000 after tax, or $0.02 per diluted share, on the sale of real property rendered redundant to operating needs by the Curtis plant consolidation program. Without the charges and the realty gains the Company would have shown net income of $18,509,000 or $1.15 per diluted share.

The results for the nine months ended September 30, 1997 include gains of $1,696,000 after tax, or $0.10 per diluted share, on the sale of realty rendered redundant by the Curtis plant consolidation program and the 1996 sale of the Company's former business forms manufacturing business. Without the gains the Company would have shown net income of $16,393,000, or $0.99 per diluted share.

Financial Condition

Stockholders' equity decreased $10,402,000 in the first nine months of 1998 due primarily to share repurchases by the Company and totaled $171,295,000 at September 30, 1998.

Cash and cash equivalents increased $5,434,000 during the first nine months of 1998 and totaled $80,526,000 at September 30, 1998. Operating activities provided $36,163,000 in cash during the first nine months of 1998. Other sources of cash were proceeds from disposal of property and equipment of $4,035,000 and proceeds from the sale of the Company's investment in Curtis 1000 Europe GmbH of $4,446,000. Cash was used to purchase $18,872,000 of property, plant and equipment, reduce long-term debt by $304,000, repurchase $16,629,000 of common stock and pay $7,464,000 in dividends.

The Company maintains a revolving credit agreement (the "Credit Agreement") with a bank providing for loans up to $50,000,000 at interest rates related to prime and Eurocurrency rates. At September 30, 1998 there were no borrowings under this Credit Agreement. Curtis has borrowed $6,460,000 through a variable interest rate industrial revenue bond (the "Bond") due May 1, 2031. The interest rate on the Bond was 4.15% at September 30, 1998. The Bond is supported by a letter of credit issued pursuant to the Credit Agreement which commensurately reduces the balance available to the Company under the Credit Agreement.

The Company believes its liquid cash assets, internal cash flow, availability of additional borrowing under its existing loan agreement, and to the extent necessary, additional external financing, should adequately meet the Company's needs for the foreseeable future.

In December 1997 the Company announced plans to purchase up to 1.7 million shares or approximately 10% of its outstanding Common Stock through negotiated transactions and open market purchases. As of September 30, 1998, the Company had acquired 853,400 shares at a cost of approximately $17,194,000.

Year 2000 Compliance

The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism, including date sensitive software which uses only two digits to represent the year, may recognize a date incorrectly (e.g., interpret the two digits 00 as the year 1900 rather than the year 2000). This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

The following discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Year 2000 issue include statements such as the following: estimated timetables for implementation, testing and completion of the phases of the Company's Year 2000 program; projections of expenditures regarding the Year 2000 program; statements regarding the possible effects of the Year 2000 issue on the Company's business and that of third parties with whom the Company does business; and possible contingency plans of the Company. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

The Company has undertaken a program to address Year 2000 compliance with respect to the following: (i) the Company's information technology hardware and software ("IT systems"); (ii) the Company's non-information technology systems, such as buildings, plant, equipment, telephone systems, and other infrastructure systems that may contain microcontroller technology ("non-IT systems"); and (iii) exposure from third parties with which the Company does business.

The Company's plan with regard to the Year 2000 issue for each of the above involves the following phases: (i) assessment of systems to determine the extent to which the Company may be vulnerable to the Year 2000 issue; (ii) the development of remedies to address problems discovered in the assessment phase;
(iii) the testing of such remedies; and (iv) the preparation of contingency plans to address potential worst case scenarios should the remedies not be successful.

The Company has analyzed its IT systems in an effort to identify any systems that are not Year 2000 compliant and implement any changes required to make such systems Year 2000 compliant. The result of the analysis was that most of the IT systems used by the Company were not Year 2000 compliant. A Company-wide enterprise resource planning ("ERP") software solution was chosen as the primary means to achieve Year 2000 compliance. The ERP software was selected not only to achieve Year 2000 compliance, but also to add functionality and efficiency in the business processes of the Company. The ERP software is being implemented in stages and in each of the Company's operating companies. The first stage, which comprises primarily the financial modules, is planned to be tested and in operation in all but one operating company by the end of 1998. The financial modules for the remaining operating companies are planned to be tested and in operation by the end of the first quarter of 1999. The second stage includes the manufacturing and distribution modules. These modules are being installed in most but not all operating companies. This stage is planned to be completed in the operating companies by the end of the second quarter of 1999. Remediation and testing of IT systems not replaced by the ERP software solution are planned to be completed during the first quarter of 1999.

The Company is assessing its significant non-IT systems that may contain embedded microcontrollers to determine what remediation efforts may be necessary. The assessment is planned to be completed by the end of 1998. To date, certain non-IT systems have been tested and most such tested non-IT systems have been evaluated as being Year 2000 compliant. Remediation plans for those systems not Year 2000 compliant are planned to be in place by the end of 1998. Actual remediation work and testing are expected to occur during the first and second quarters of 1999.

The Company is taking steps designed to assess the Year 2000 readiness of certain third parties whose possible lack of Year 2000 readiness could, in the Company's opinion, cause a materially adverse impact on the Company's business, results of operations or financial condition. The Company has received some preliminary information and anticipates initiating more extensive inquiries and/or other procedures during the fourth quarter of 1998 and first quarter of 1999.

The Company is beginning to develop contingency plans for mission critical business processes. These plans are intended to mitigate risks from internal systems as well as potential risks in the supply chain of the Company's customers and suppliers. The majority of this effort is scheduled for the first and second quarters of 1999.

The total Year 2000 remediation project is estimated to cost approximately $25 million of which approximately $8 million has been spent to date. All of the projected cost is expected to be funded from operating cash flow. Approximately 80% of the estimated spending relates to the ERP software solution. Costs associated with the ERP software solution will be treated as period expense or capitalized and amortized in accordance with applicable accounting principles and Company policy. Costs associated with correcting existing systems will be expensed as incurred.

Failure to successfully execute the Company's Year 2000 compliance plans on a timely basis or the failure of external parties to achieve Year 2000 compliance on a timely basis could have a material adverse impact on the Company's financial position and results of operations.

Risks and Uncertainties

From time to time, the Company or its representatives have made or may make forward-looking statements that reflect the Company's current expectations, hopes, intentions, plans, or strategies, orally or in writing, in this report on Form 10-Q, in other reports filed under the Securities Act of 1934, as amended, in press releases or in statements made by or with the approval of an authorized executive officer of the Company. The words or phrases "is expected," "will continue," "anticipates," "estimates," or similar expressions in any of these communications are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update any such forward-looking statements. Except for historical information contained in this report, statements set forth in this report are forward-looking statements.

There can be no assurance the Company's actual performance will not differ materially from that projected in the Company's forward-looking statements due to important factors including but not limited to those described below. The Company's expectations with respect to future sales and profits assume reasonable continued growth in the general economy which affects demand for the Company's products. Future profits may vary from the Company's expectations due to factors such as possible future adjustments to the Company's profit improvement plans, particularly at BookCrafters USA, Inc. ("BookCrafters") and Curtis, as the effects of implementing these plans are realized. Both BookCrafters and Curtis have experienced generally declining revenues since 1995 and while the Company has developed programs intended to halt these operating companies' revenue declines and to increase their future revenues, there can be no assurance such programs will be successful. The future profits of BookCrafters and Curtis are dependent in large part on these companies' future revenues. The costs and benefits of the Company's programs of order-processing system development, new product development and improvement in operating efficiency may vary from the Company's expectations due to factors such as: the extent of the Company's ability to complete the development and implementation of these programs within expected time and cost constraints, the extent of similar actions by competitors, and the difficulties inherent in forecasting the results of operating modes different from those which exist at the time the forecast is made. The Company has been engaged in monetizing non-strategic, redundant and low-productivity assets. The Company's ability to continue monetizing such assets depends in part upon the Company's ability to identify such assets as they become non-strategic or unproductive, the availability of suitable conversion strategies, demand for such assets among other parties, and market conditions generally. Further, the Company expects to develop a program intended to increase the rate of growth of the Company which may include plans to penetrate new distribution channels and to acquire other companies and businesses. The Company's ability to successfully penetrate new distribution channels will depend in part on the Company's ability to identify new channels with future growth opportunities, develop products, technology and marketing plans, create alliances and retain and increase existing sales resources. The Company's success in implementing any such acquisition program will depend, among other things, on the Company's ability to identify, evaluate, negotiate, integrate and operate acquisitions, as to the Company's success in which no assurances can be given, and on the availability of suitable acquisitions to the Company, competition for such acquisitions, the cost and availability of acquisition financing to the Company and others, and capital market conditions generally. Successful completion of the Company's plans assumes an ability to attract and retain senior, as well as, mid-level management personnel with diverse, successful careers, high levels of skill and an entrepreneurial orientation, for which no assurances of success can be given due to uncertainties concerning the availability of individuals in the labor force, the competition for resources within as well as outside the Company and the difficulty attendant upon the timely and effective integration of such human resources into the Company's management organization.

Although the Company believes its plan to achieve timely Year 2000 compliance is reasonable based on known facts and circumstances it remains possible that, dependant on factors and future events such as availability in the labor force of information systems programmers and other information systems personnel, the wide variety of information technology systems and components, both hardware and software, that must be evaluated, the large number of external parties with which the Company interacts, responsiveness of third parties beyond the Company's control such as system vendors, service suppliers, and others with whom the Company interacts, and the capabilities of the information systems which the Company intends to utilize, achieving Year 2000 compliance may take longer or cost more than the Company anticipates. Due to numerous uncertainties including those listed above, no assurances can be given that the Company will achieve Year 2000 compliance on a timely basis, that third parties with whom the Company contracts will achieve Year 2000 compliance on a timely basis, that the Company's Year 2000 project will be completed within current cost estimates, that the Year 2000 issue will not precipitate disruptions in financial markets or the economy generally, which could materially, if indirectly, affect the Company, or that the Year 2000 issue will not cause other consequences for the Company which could be adverse and material.

The Company believes that it is taking the appropriate measures to develop contingency plans that address the various scenarios relating to the Year 2000 issue. Although the Company believes that the measures it is currently undertaking and intends to undertake will adequately address the Year 2000 issue, it is still developing alternative plans should potential complications arise. Though essential to the operation of the Company's business, the software and operating systems that the Company utilizes may be supplemented by manual processing.

Accounting Standards

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This statement is effective for financial statements for fiscal years beginning after December 15,1998. Earlier application is encouraged in fiscal years for which annual statements have not been issued. The Company adopted SOP 98-1 in the first quarter of 1998.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS 133 in 2000 is not expected to have a significant impact on the Company's financial position or results of operation.

                          PART II - OTHER INFORMATION



Item 5.  Other Information

         Shareholders who desire the Company to include notice of a matter in the Company's Proxy Statement for its 1999 Annual Shareholders' Meeting under Rule 14a-4 of the Securities Exchange Act of 1934 must submit notice to the Company's Secretary no later than February 3, 1999.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits.

         EXHIBIT
         NUMBER                             DESCRIPTION
         ------                             -----------

         27 Financial Data Schedules for Third Quarter 1998 Form 10-Q (for SEC use only)

b.       Reports on Form 8-K

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

                                               AMERICAN BUSINESS PRODUCTS, INC.
                                                        (Registrant)



      Date:  November 9, 1998                    /s/ Richard G. Smith
                                                ----------------------------
                                                Richard G. Smith
                                                Vice President
                                                and Chief Financial Officer


                                                 /s/ Raymond J. Wilson
                                                ----------------------------
                                                Raymond J. Wilson
                                                Corporate Controller

                        AMERICAN BUSINESS PRODUCTS, INC.

                               INDEX OF EXHIBITS


NUMBER              DESCRIPTION
------              -----------
27             Financial Data Schedules for Third Quarter Form 1998 10-Q
               (for SEC use only)
