Form 10-K
period 1998-12-31
AMERICAN BUSINESS PRODUCTS INC
filed 1999-03-03
CIK 4672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

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

                          ----------------------------

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

                              ---------------------

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

The aggregate market value of the registrant's outstanding Common Stock, $2.00 par value per share, held by non-affiliates of the registrant on February 26, 1999 was $278,698,218.

There were 15,431,795 shares of Common Stock outstanding on February 26, 1999.

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE

Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on May 5, 1999, are incorporated by reference in Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

ITEM 1 - BUSINESS

General

         American Business Products, Inc. was incorporated under the laws of Delaware in 1967 and reincorporated under the laws of Georgia in 1986. Hereinafter, American Business Products, Inc. and its wholly owned subsidiaries are collectively referred to as the "Company." On December 21, 1998, the Company announced its intent to sell the book manufacturing business of its subsidiary, BookCrafters USA, Inc. ("BookCrafters"). BookCrafters prints and binds both hard cover and soft cover books for the publishing industry. The financial statements reflect the operating results of this business as a discontinued operation. The Company operates two businesses: Specialty Packaging and Printed Office Products. The Company's Specialty Packaging business is comprised of three segments: the extrusion of polyethylene and other materials onto papers and nonwovens used in packaging and other products, the manufacture of soft packages including Tyvek(R) mailers, and the manufacture of labels. The Company's Printed Office Products business is comprised of a single segment, which supplies custom-printed envelopes and labels, digital document services and business forms. The Company's markets for these products are located principally throughout the continental United States.

Sale of Subsidiary Assets

         Effective December 31, 1996, Vanier Graphics Corporation ("Vanier"), a wholly owned subsidiary of American Business Products, Inc. sold substantially all its assets to The Reynolds and Reynolds Company (the "Vanier Sale"). Vanier was a manufacturer of business forms and a provider of forms management and work-flow analysis.

Business Segments

         The Company's continuing operations are comprised of two businesses:
Specialty Packaging and Printed Office Products. The Company's Specialty Packaging business consists of three business segments: extrusion coating and laminating, soft packaging and labels manufacturing. The Printed Office Products business consists of a single segment.

         Extrusion coating and laminating consists primarily of the extrusion of polyethylene and other materials onto papers and nonwovens used in packaging and other products. The Company also prints and metalizes certain of these products for customers. The materials produced by this business segment are used primarily for packaging consumer products such as individual servings of sugar, salt and pepper, sugar substitutes, and candy and ice cream bars, as well as medical and pharmaceutical products. These materials are also used for composite can liners and release liner papers for pressure sensitive products such as labels and postage stamps. This business segment accounted for 27% of the Company's sales in 1998, 26% in 1997, and 19% in 1996.

         The soft packaging business segment includes the manufacture of specialty mailers, including product lines manufactured from a synthetic olefin, Tyvek(R), which offers superior quality, lighter weight and postage savings to customers in comparison with kraft paper envelopes of the same size. This business segment also produces some filing systems, which are used primarily by the health care industry, and specialty paper envelopes. The soft packaging business segment accounted for 19% of the Company's sales in 1998, 19% in 1997, and 13% in 1996.

         The labels manufacturing and distribution business segment provides single-color, short-run labels distributed primarily through "quick print" and other supply stores to non-manufacturing customers, and more complex, multi-color, longer-run labels sold by a direct sales force and brokers to manufacturing and nonmanufacturing customers. This business segment accounted for 13% of the Company's sales in 1998, 12% in 1997, and 9% in 1996.

         The Printed Office Products business segment consists principally of printing and distributing a wide variety of envelopes and documents for businesses and distributing business forms and labels. Printed Office Products accounted for 41% of the Company's sales in 1998, 43% in 1997, and 59% in 1996. The 1996 sales include sales by Vanier.

         Financial information regarding the Company's four business segments is presented under the heading "Business Segment Information" of the Notes to Consolidated Financial Statements beginning on page F-6 and incorporated herein by reference.

Production

         Substantially all of the Company's products, except business forms, are manufactured by wholly owned subsidiaries of the Company in 11 manufacturing facilities located throughout the United States. (See "Item 2 - Properties".) The principal raw materials used by the Company in the manufacture of its products are poly-resins, Tyvek(R), paper, paper envelopes and ink. Purchases of such materials are made at competitive prices negotiated with suppliers. The Company believes that there are sufficient alternative sources of supply to provide its raw material requirements if for any reason its present suppliers are unable to do so. Preparation of contingency plans is discussed further in
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Year 2000 Issue."

Trademarks

         The Company holds trademarks which management believes are sufficient for the operation of its business without any substantial restrictions and adequate for the operation of each business segment.

Backlog

         As of January 31, 1999, the Company had backlogs believed to be firm of approximately $16.8 million for the extrusion coating and laminating segment, approximately $9.8 million for the soft packaging segment and approximately $14.4 million for the Printed Office Products segment. Comparable backlogs as of January 31, 1998 were approximately $14.6 million for the extrusion coating and laminating segment, approximately $7.0 million for the soft packaging segment and approximately $20.7 million for the Printed Office Products segment. All present backlogs are expected to be filled during 1999.

Distribution and Customers

         The Company's products are sold throughout the United States, and less than 2% of the Company's sales in any year have been outside of the United States. The Company's products are sold through approximately 360 direct sales representatives, brokers and distributors. No customer or related group of customers in 1998 accounted for 10% or more of the sales of the Company. Demand for the Company's extrusion coating and laminating, soft packaging, label manufacturing and printed office supplies generally is not seasonal.

Competition

         The Company's continuing operations are comprised of two businesses:
Specialty Packaging and Printed Office Products. The Company's Specialty Packaging business consists of three business segments: extrusion coating and laminating, soft packaging and labels manufacturing. The Printed Office Products business consists of a single segment. Extrusion coating and laminating, soft packaging, labels manufacturing and printed office products are in highly competitive industries. The Company competes with some larger nationwide firms with greater resources than the Company as well as numerous local and regional businesses, most of which are smaller than the Company. Principal methods of competition are pricing, service, quality and flexibility.

         Specialty Packaging

         The flexible packaging industry, of which Specialty Packaging is a subset, is a $17 billion industry according to industry sources. Of the Company's three segments within the Specialty Packaging business, the Company derives the greatest amount of revenues from extrusion coating and laminating. The Company's technical expertise adds value to certain consumer packaging products, providing better protection of food, medical and pharmaceutical products. The extrusion coating segment exhibits certain entry barriers, including a critical mass of technical expertise which may be time consuming and difficult to assemble, and a significant capital investment, which may deter smaller companies from entry into this market. The products tend to be in highly specialized market niches each with relatively low sales volume, which may deter larger companies from entry into this market. The Company's largest competitors include Thilmany (a division of International Paper), Rexam Coated Products, and Schoeller Technical Papers, Inc. Management believes none of these competitors is superior to the Company in terms of quality and service, which together with price, offer better total value than their competitors in this business segment.

         Within the soft packaging business segment, the Company believes it is the largest manufacturer of lightweight, tear-resistant mailers made of Tyvek(R), and estimates it has approximately 65% of the United States market for converting Tyvek(R) into mailers. The Company believes it holds a strong competitive position in the sale of specialty mailers. The Company has expanded its position within the specialty mailers market by supplying soft packages for use in delivering products sold by catalog and television-based and internet-based retailers. Management believes the Company has competitive advantages in the soft packaging segment, which include creative and flexible product development, manufacturing excellence, quick turnaround of orders and value-added printing. Significant competitors include Papercone Corporation, Mail-Well Inc., Atlantic Envelope and Williamhouse. Competition is based primarily on product features, turnaround time of orders and price.

         The United States flexographic pressure-sensitive label market amounted to an estimated $2.2 billion in 1998 sales according to the U.S. Department of Commerce. Within this business segment, the Company believes it is the largest short-run custom label producer in the United States. Short-run labels are distributed through "quick print" and other business supply stores to non-manufacturing customers. There is competition from numerous commercial printers and label printers; but, the Company believes its competitive advantage is its quick turnaround of orders and highly efficient automated order-processing system. The Company also produces multi-color, longer-run labels sold by a direct sales force and brokers to manufacturing and non-manufacturing customers. Significant competitors include Label Art, Lancer Labels, Super Fast Labels and Label Works (owned by Taylor Corporation.) Competition is based primarily on the quality of technically demanding labels, turnaround time and price.

         Printed Office Products

         The Company's Printed Office Products business segment includes the printing and marketing of a variety of envelopes and digitally imaged documents. The segment also includes the distribution of other office products such as business forms and labels. This segment is generally a subset of the commercial printing market, which totaled an estimated $75 billion in 1998 sales according to the U.S. Department of Commerce. The Company is a direct-to-user marketer of custom-printed envelopes, and to a lesser extent, business forms, labels and digital document services. In addition, the Company seeks to provide knowledgeable, problem-solving customer service. Growth in this market has been constrained due to strong competitive pricing and the development of electronic communications. Competition is highly fragmented, but significant competitors include Wallace Business Systems, Precept, American Business Forms and Atlantic Envelope. Competition is based on consistency of customer service, turnaround time for orders, availability of electronic order flow and price.

Employees

         At December 31, 1998, the Company had approximately 2,535 full time employees. No employee is covered by a collective bargaining agreement.

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

         Soil and groundwater contamination has been detected at a discontinued manufacturing facility of one of the Company's subsidiaries. The Company intends to address the contamination in conformity with the requirements established by the North Carolina Department of Environment, Health, and Natural Resources. The Company currently cannot estimate the costs that it may incur investigating and/or remediating, the contamination, but the Company does not believe that such costs will have a material adverse effect on the Company. The Company knows of no significant environmental liabilities involving its operations.

International Operations

         On May 12, 1998, the Company announced the sale of its investment in the Company's European envelope manufacturing joint venture, Curtis 1000 Europe GmbH. Additional information on this sale is included in the Consolidated Financial Statements of the Company and Notes to Consolidated Financial Statements beginning on page F-1 and incorporated herein by reference.

Year 2000 Issue

         The discussion regarding the Company's Year 2000 issue is presented under the heading "Year 2000 Issue" in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2 - PROPERTIES

Properties

         The Company's executive offices are located in approximately 15,200 square feet of space at 2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia. The offices are leased from an unrelated party under a lease expiring in 2003, which has a five-year renewal option and annual cost of $272,000.

         With respect to continuing operations, the Company owns eight production and distribution/warehouse facilities in the United States encompassing approximately 875,000 square feet. In addition, the Company leases a production facility of approximately 85,000 square feet in Houston, Texas with a lease expiration in 2000 and includes a five-year renewal option and annual cost of $336,000. The Company leases a production facility of approximately 38,000 square feet in Fontana, California with a lease expiration in 2001 and includes a five-year renewal option and annual cost of $173,000. The Company leases a production facility of approximately 150,000 square feet in Exton, Pennsylvania with a lease expiration in 2007 and annual cost of $763,000. The Company leases a distribution facility of approximately 65,000 square feet in Santa Fe Springs, California with a lease expiration in 1999 and includes two five-year renewal options and an annual cost of $340,000. As a result of a restructuring announced December 3, 1997, the Company has negotiated a lease expiring in 2002 to replace this facility with 24,500 square feet at an annual cost of $127,000. The Company has five other property leases, primarily sales and administrative offices, with a total of approximately 41,000 square feet with various expiration dates from 1999 to 2003. Management believes that suitable replacement facilities can be obtained on comparable terms if lease extensions are not negotiated.

         Certain properties owned by the Company are held subject to mortgages. See the information set forth under the heading "Long Term Debt" in the Notes to Consolidated Financial Statements beginning on page F-6 and incorporated herein by reference.

         All operating properties and equipment are believed to be in good condition, adequately utilized and suitable for the purposes for which they are used. As of February 26, 1999, the Company owned two properties previously used by Vanier, which are redundant to current operating needs. The Company intends to sell both of these properties.

ITEM 3 - LEGAL PROCEEDINGS

         As of February 26, 1999, there were no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company was a party or of which any of its properties were the subject, and none are expected by management to materially affect the Company's financial position and results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of 1998.

ITEM 4 (A) - EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information as of February 26, 1999 regarding the executive officers of the Company:

LARRY L. GELLERSTEDT, III, 42, has served as President and Chief Executive Officer of the Company since March 30, 1998 and Chairman of the Board of Directors since May 8, 1998. He was previously employed at Beers Construction Company ("Beers") in Atlanta, Georgia from 1978 to 1997. He is currently the non-employee Chairman of the Board of Beers. From November 1990 through December 1997, Mr. Gellerstedt served as Chairman, Chief Executive Officer and President of Beers. Beers ranks among the top ten construction companies in the nation operating in fourteen states with over $1 billion in annual revenues. Mr. Gellerstedt is a Director of ALLTEL Corporation, Beers Construction Company, Rock-Tenn Corporation, SunTrust Bank, Atlanta and Southern Mills.

DAWN M. GRAY, 54, has served as Secretary of the Company since July 1989. She served as Assistant Secretary from October 1976 to June 1989. She has served with the Company or Curtis 1000 Inc., a wholly-owned subsidiary of the Company, for over 31 years.

SHARON K. GRUBER, 45, has served as Vice President of Corporate Planning and Strategy of the Company since August 1, 1998. She was previously employed as the Vice President of Human Resources at Beers Construction Company ("Beers") in Atlanta, Georgia from 1996 to 1998. Beers ranks among the top ten construction companies in the nation, operating in fourteen states with over $1 billion in annual revenues. From 1994 to 1996, she was an executive search consultant with Covington-Glenn International. From 1986 to 1994, she was employed by Southern California Edison, one of the country's largest electric utilities and the largest subsidiary of Edison International where she served as the Manager of Organizational Change, Strategic Planning Manager and Manager of Training. From 1983 to 1986, she was employed by Arthur Andersen & Company.

JOHN H. KARR, 48, joined the Company on June 30, 1997 and has served as Treasurer of the Company since July 23, 1997 and Assistant Secretary since December 9, 1998. He was employed by Burnham Service Corporation, a $200 million revenue provider of transportation, distribution and logistics services to the technology industry, from 1977 to 1996. From 1989 to 1996, he served as Secretary and Treasurer of Burnham Service Corporation with responsibilities including capital structure, risk management, employee benefit programs, acquisitions and divestitures and general financial management.

RICHARD G. SMITH, 50, joined the Company as Vice President - Corporate Development in September 1995 and has served as Vice President and Chief Financial Officer of the Company since January 1996. From August 1994 to August 1995, Mr. Smith was Senior Vice President of Brambles USA, Inc., the major U.S. subsidiary of Brambles Industries Limited, an Australian based specialized industrial services provider with annual revenues of approximately $2 billion. From September 1992 to July 1994, he was Vice President and Chief Financial Officer of Brambles Acquisition, Inc., the largest subsidiary of Brambles USA, Inc. He was Vice President and Chief Financial Officer of Environmental Systems Company, a New York Stock Exchange-listed hazardous waste company from June 1991 to August 1992. Environmental Systems Company was acquired by Brambles in March 1992. Prior to 1991 he served as Vice President of Corporate Development for Laidlaw, Inc.

CHRISTOPHER R. WILLIAMS, 43, has served as Vice President and Chief Information Officer of the Company since March 30, 1998. He was previously employed at Beers Construction Company ("Beers") in Atlanta, Georgia from March 1985 through March 1998. Beers ranks among the top ten construction companies in the nation, operating in fourteen states with over $1 billion in annual revenues. He served as Chief Financial Officer of Beers from July 1991 to March 1998 and as Vice President - Finance from March 1985 to July 1991. From August 1978 to March
1985 he was employed at Ernst & Young.

RAYMOND J. WILSON, 40, joined the Company on June 30, 1997 and has served as Corporate Controller of the Company since July 23, 1997. Prior to joining the Company, he was employed from February 1997 to June 1997 as Vice President-Finance and Chief Financial Officer for MEHL/Biophile International Corporation, a publicly held technology transfer company recently concentrating on patented hair removal and cosmetic dermatological products. From September 1985 to February 1997 he was employed at Engraph, Inc., a $300 million international manufacturer of packaging and other identification materials for many of the world's most successful consumer products companies. Engraph was a publicly traded company prior to being purchased by Sonoco Products Company in October 1993. At Engraph, he served as Vice President-Finance from April 1995 to February 1997; Corporate Controller and Chief Accounting Officer from August 1994 to April 1995; Corporate Controller from May 1992 to August 1994; Manager of Accounting and Control from April 1990 to May 1992; and Internal Control Manager from September 1985 to April 1990. From June 1980 to September 1985 he was employed at Deloitte & Touche, formerly Touche Ross & Company.

         The Board of Directors elects officers at their annual meeting for one-year terms or until their successors are elected and qualified. Officers are subject to removal by the Board of Directors at any time.

                                     PART II

ITEM 5 -   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Market Information

         American Business Products, Inc.'s Common Stock is listed on the New York Stock Exchange. The Ticker Symbol is ABP. On February 26, 1999, there were approximately 4,800 shareholders of record including dividend reinvestment participants.

Quarterly Share Price and Dividend Data

         1998 Quarterly Data (unaudited)
                                              1ST QUARTER      2ND QUARTER       3RD QUARTER       4TH QUARTER

           Dividends per share               $       0.155    $       0.155     $       0.155     $       0.165
           Price Range of Common Stock
              (High-Low)                     $24.13-$19.63    $23.44-$19.50     $21.69-$16.50     $24.00-$16.06


         1997 Quarterly Data (unaudited)
                                              1ST QUARTER      2ND QUARTER       3RD QUARTER       4TH QUARTER

           Dividends per share               $       0.155    $       0.155     $       0.155     $       0.155
           Price Range of Common Stock
              (High-Low)                     $25.25-$22.00    $25.00-$22.50     $25.38-$21.88     $25.87-$19.06

ITEM 6 - SELECTED FINANCIAL DATA

Five-year Financial Review

(In thousands, except per share amounts)  1998          1997          1996          1995          1994

Net Sales                              $461,270      $453,315      $568,275      $568,493      $508,102

Income from Continuing Operations      $ 18,337      $ 18,403      $ 18,639      $ 21,397      $ 16,113
   Per Common Share
      Basic                            $   1.15      $   1.12      $   1.14      $   1.32      $   1.01
      Diluted                              1.15      $   1.11      $   1.13      $   1.32      $   1.00

Net Income                             $ 11,787      $ 19,242      $ 21,054      $ 25,505      $ 19,528
   Per Common Share
      Basic                            $   0.74      $   1.17      $   1.28      $   1.57      $   1.22
      Diluted                          $   0.74      $   1.16      $   1.28      $   1.57      $   1.21

Dividends Paid
   Common Stock                        $ 10,025      $ 10,183      $  9,510      $  9,085      $  8,550
   Per Common Share                    $  0.630      $  0.620      $  0.580      $  0.560      $  0.533

Total Assets                           $301,244      $330,494      $337,771      $333,764      $309,016

Long-Term Debt                         $ 34,016      $ 42,850      $ 54,958      $ 61,761      $ 75,144

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's continuing operations are comprised of two businesses:
Specialty Packaging and Printed Office Products. The Company's Specialty Packaging business is comprised of three segments: the extrusion of polyethylene and other materials onto papers and nonwovens used in packaging and other products, the manufacture of soft packages including Tyvek (R) mailers, and the manufacture of labels. The Company's Printed Office Products business is comprised of a single segment, which supplies custom-printed envelopes and labels, digital document services and business forms.

         Net sales from continuing operations in 1998 were $461.3 million, an increase of 1.8%, compared to $453.3 million in 1997, which represented a 20.2% decrease from $568.3 million in 1996. 1996 sales included $128.8 million of revenues from the Company's business forms manufacturing operations, which were sold effective December 31, 1996, without which the Company's 1996 net sales from continuing operations would have been $439.5 million. A more detailed analysis of net sales is included in the discussion below of the Company's two continuing businesses: Specialty Packaging and Printed Office Products.

         The Company's gross profit margin from continuing operations was 30.1% in 1998 compared to 29.3% in 1997 and 29.9% in 1996. The reduced margin in 1997 was due primarily to inefficiencies resulting from plant consolidation at the Company's Printed Office Products business, which were overcome in 1998.

         Selling and administrative expenses from continuing operations (as a percentage of net sales) were 22.0% in 1998 compared to 22.7% in 1997 and 22.5% in 1996. The decrease in 1998 was due primarily to product mix changes and improved efficiencies within the soft packaging segment of the Company's Specialty Packaging business.

         As discussed below, the Company recorded restructuring and other charges of $5.2 million before tax in 1998, $4.0 million before tax in 1997 and $8.3 million before tax in 1996 which related primarily to the Company's Printed Office Products business.

         Interest expense for 1998 was $7.1 million, an increase of 9.1% from $6.5 million in 1997. The increase in 1998 is due to additional supplemental executive retirement plan ("SERP") expense of $1.2 million incurred as a result of declining bond market interest rates which affected valuation of the Company's SERP liability. Interest expense in 1997 decreased 16.7% from $7.8 million in 1996 due to capitalization of interest in conjunction with capital projects and to reduced long-term debt. The Company in 1998 reclassified from selling and administrative expense to interest expense the interest portion of the Company's SERP expense. Prior years have been restated for comparability.

         Interest income for 1998 was $4.4 million, an increase of 5.4% over the $4.2 million in 1997. The increase was due primarily to more efficient management of the Company's cash balances, partially offset by the effect of lower market interest rates. Interest income in 1997 increased 193.1% from the $1.4 million in 1996, resulting primarily from interest income earned on the proceeds from the sale of the Company's business forms manufacturing operations.

         Miscellaneous-net income was $0.3 million in 1998, a decrease of 94.6% from $4.8 million in 1997. The decrease in 1998 was due primarily to lower gains on the disposition of redundant realty in 1998, discussed below, as well as decreased death benefit income from Company owned life insurance policies. Miscellaneous-net income increased 84.8% in 1997 from $2.6 million in 1996, primarily due to increased death benefit income from Company owned life insurance policies as well as increased gains on sale of equipment relative to 1996.

         The Company's effective income tax rate from continuing operations increased to 37.7% in 1998 compared to 35.3% in 1997, which declined compared to 37.3% in 1996. The higher effective rate in 1998 resulted from the non-deductible portion of the loss on the sale of the Company's investment in Curtis 1000 Europe GmbH, the Company's European envelope manufacturing joint venture. The lower effective rate in 1997 resulted primarily from recognition in that year of the benefit of tax strategies developed by the Company and of the recoverability of tax overpayments of earlier years.

         The effect of inflation on sales and operating income in 1998 and 1997 was not significant. In 1996, sales and operating income were decreased by lower raw material costs than in 1995 and the need to pass through lower prices to customers with resultant pressure on profit margins. These effects were most evident in the Company's business forms manufacturing operations, which were divested at year-end 1996.

Specialty Packaging

         The Company's Specialty Packaging business is composed of three segments: extrusion coating and laminating of packaging and other products, soft packaging including Tyvek(R) mailers, and printing of labels.

         In 1998, the Company's Specialty Packaging business' net sales were $284.4 million, an increase of 3.8% compared to $273.9 million in 1997, which represented an increase of 10.3% compared to $248.4 million in 1996. The sales increase in 1998 was due primarily to continued product and market development. The sales increase in 1997 was due primarily to capacity expansion in the extrusion coating and laminating segment, higher unit sales to key customers in the soft packaging segment and customer acceptance of price increases in the labels segment.

         The Company measures each of its businesses' and segments' operating profit, which the Company defines as income before interest and taxes less a capital charge equal to 2.5% of the net assets used by that business or segment. The capital charge is in lieu of any corporate expense allocation.

         In 1998, the Company's Specialty Packaging business' operating profit was $29.7 million, an increase of 9.2% compared to $27.2 million in 1997 and $27.2 million in 1996. The operating profit increase in 1998 was due to higher sales, improved operational efficiency and the absence of special charges incurred in 1997 to close a plant and write off certain assets no longer planned to be used by the Company. Operating profit improvements in 1997, which were associated with higher revenues that year, were offset by the previously mentioned special charges.

         The Specialty Packaging business' extrusion coating and laminating segment generated net sales of $125.0 million in 1998, a 4.1% increase compared to $120.1 million in 1997. Net sales in 1997 were 10.6% greater than net sales in 1996 of $108.5 million. The growth in 1998 resulted from continued product and market development and was offset partially by the loss of an important customer during 1998 due to the customer's adoption of types of packaging not manufactured by the Company, as well as the start-up of additional capacity among other firms which compete with the Company's extrusion coating operations. The double-digit growth in 1997 sales over 1996 was due primarily to the Company's start-up of a modern new production line during 1997.

         The extrusion coating and laminating segment reported operating profit in 1998 of $13.8 million, an increase of 2.2%, compared to operating profit of $13.5 million in 1997. Operating profit in 1997 decreased 5.0% from operating profit of $14.2 million in 1996. The increase in 1998 was due primarily to the increased net sales. The decrease in 1997 was due primarily to higher costs and customer resistance to price increases on their ongoing purchases.

         The Company is seeking to accelerate the future growth of its extrusion coating and laminating segment by developing and acquiring complementary technologies, capabilities, manufacturing plants and personnel.

         The Specialty Packaging business' soft packaging segment generated net sales of $95.0 million in 1998, an increase of 3.3% compared to $92.0 million in 1997. Net sales in 1997 were 9.6% greater than net sales in 1996 of $83.9 million. Sales growth in 1998 resulted primarily from investment in new product and market development, partially offset by weak demand in traditional envelope distribution channels. The growth in 1997 sales over 1996 was due primarily to increased demand from two significant customers.

         The soft packaging segment reported operating profit in 1998 of $5.6 million, an increase of 46.1%, compared to operating profit of $3.8 million in 1997. Operating profit in 1997 decreased 42.1% from operating profit of $6.6 million in 1996. The increase in 1998 and the decrease in 1997 resulted from the incurrance of special charges of $1.8 million in 1997 associated with closing a manufacturing facility and writing off certain information systems.

         In 1998, the Company commenced supplying soft packages for use in delivering products sold by catalog and television-based and Internet-based retailers.

         The Specialty Packaging business' labels segment generated net sales of $64.4 million in 1998, a 4.1% increase, compared to $61.9 in 1997. Net sales in 1997 were 10.6% greater than net sales in 1996 of $56.0 million. The increase in 1998 resulted primarily from increased sales of higher quality labels, partly offset by reduced demand for single-color labels which users may produce for themselves with personal computers and inexpensive printers. The growth in 1997 sales over 1996 was due primarily to price increases and secondarily to increased shipments.

         The Company's labels segment reported operating profit in 1998 of $10.3 million, an increase of 4.3%, compared to operating profit of $9.8 million in 1997. Operating profit in 1997 increased 55.0% from operating profit of $6.3 million in 1996. These increases resulted from essentially the same factors that impacted net sales.

         The Company expects that demand for its single-color labels for office applications will continue to decline resulting in reduced near term profit at the Company's label segment. The Company has developed the ability to produce higher quality and more technically demanding labels, has entered new distribution channels and has begun to increase its production of labels for packaging markets relative to office markets.

Printed Office Products

         The Company's Printed Office Products segment generated net sales of $188.6 million in 1998, a 3.4% decrease compared to $195.2 million in 1997. Net sales in 1997 decreased 41.9% from net sales in 1996 of $335.9 million. Included in 1996 net sales were net sales of $128.8 million from the Company's former business forms manufacturing operation. Excluding these sales, the Printed Office Products segment would have shown net sales of $207.1 million in 1996 and a 5.7% decline in net sales in 1997. The declines in sales of 1998 and 1997, exclusive of sales of the former business forms manufacturing operation's sales, were due primarily to disruptions caused by the 1996-1997 plant consolidation program and loss of focus on selling core products. Although the sales decline in 1998 was less than in 1997, in both dollar and percentage terms, the rate of decline accelerated during 1998, amounting to a 10.0% decline in the fourth quarter of 1998 versus the same period of the prior year.

         The Company's Printed Office Products segment reported operating profit in 1998 of $7.2 million, a decrease of 15.1%, compared to operating profit of $8.5 million in 1997. Operating profit in 1997 decreased 26.0% from operating profit of $11.5 million in 1996. Included in the 1998 results are charges related to management changes of $1.4 million, charges from the write-off of the segment's former order-entry systems project of $5.2 million and gains of $0.7 million from the sale of realty rendered redundant by the 1996-1997 plant consolidation program. Exclusive of the charges and the realty gains, the Printed Office Products segment would have reported operating profit of $13.1 million in 1998. Included in the 1997 results are charges of $2.5 million related to a take or pay contract with the purchaser of the Company's former business forms manufacturing business, management changes, certain information systems write-offs and gains of $2.6 million from sale of realty rendered redundant by the 1996-1997 plant consolidation program. Excluding the charges and the gains, the segment would have shown operating profit of $8.4 million in 1997. The increased operating profit in 1998, excluding the charges and gains, resulted primarily from cost reduction and management reorganization. Included in the 1996 results is operating profit from the Company's former business forms manufacturing operations of $0.9 million, net of the loss on the sale of this operation and its portion of restructuring charges, other restructuring charges related to the 1996-1997 plant consolidation program of $6.9 million and gains of $3.1 million on sales of realty rendered redundant by the plant consolidation program. Exclusive of the business forms manufacturing operations' profit, the loss on sale of these operations, the restructuring charges and the related realty sale gains, the Printed Office Products segment would have shown operating profit of $14.4 million in 1996. The decrease in 1997 operating profit from 1996, excluding the charges and gains, is due primarily to order processing and production bottlenecks in 1997 resulting from the 1996-1997 plant consolidation program.

         The Company has developed various programs intended to halt the revenue decline and recover revenue growth at its Printed Office Products business. Such programs include steps to improve the effectiveness of the business' direct sales force by concentrating on core products, developing national accounts, and generating revenues through new distribution channels. Though there can be no assurance such programs will be successful, the Company anticipates showing measurable results in the second half of 1999.

Discontinued Operation

         In December 1998, the Company announced its plan to sell its hardcover and softcover book manufacturing business. The financial statements reflect the operating results of this business as a discontinued operation and prior years financial information has been appropriately restated. This initiative is part of an overall corporate restructuring intended to enhance profitability by focusing the Company on its Specialty Packaging and Printed Office Products businesses. As a result of the planned disposition, the Company recorded an after tax loss of approximately $7.2 million, based on estimated proceeds from the disposal. Taking into account the estimated disposal loss and income from operations of $0.6 million, the Company showed a loss from the discontinued operation of $6.6 million in 1998. The discontinued operation's income from operations in 1998 was 24.1% lower than its income from operations of $0.8 million in 1997, which was 65.3% lower than income from operations of $2.4 million in 1996. In 1998 the decline was due primarily to lower gross margins and in 1997 to lower net sales.

Pro Forma Financial Information

         In 1998, the Company conducted a review of a custom-designed software system that was being developed by the Company's Printed Office Products business. After extensive review, the Company discontinued the software development project, which necessitated the Company to record a pre-tax charge of approximately $5.2 million to write off the Company's investment in the project, which is recorded in restructuring and other charges in the accompanying Consolidated Statements of Income.

         Also in 1998, the Company sold its investment in Curtis 1000 Europe GmbH, the Company's European envelope manufacturing joint venture. The Company recorded a loss of approximately $1.8 million before tax on the sale, which is recorded in miscellaneous-net in the accompanying Consolidated Statements of Income.

         The Company incurred charges of $1.4 million before tax due to management changes at its Printed Office Products business during 1998, which are recorded in selling and administrative expenses in the accompanying Consolidated Statements of Income.

         During 1998, gains of $0.5 million before tax from the sale of realty rendered redundant to operating needs by the Company's 1996-1997 Printed Office Products plant consolidation program were included in miscellaneous-net in the accompanying Consolidated Statements of Income.

         As discussed above, in 1998 the Company recorded a pre-tax loss from disposal of a discontinued operation of $12.1 million.

         The foregoing charges, losses and gains collectively reduced the Company's income from continuing operations by $5.0 million, or $0.31 per diluted share, and its net income by $12.2 million, or $0.76 per diluted share, without which the Company would have shown 1998 income from continuing operations of $23.4 million, or $1.46 per diluted share, and net income of $24.0 million, or $1.50 per diluted share.

         In late 1997, the Company announced a profit improvement plan and charges against income. The profit improvement plan focused primarily on a series of actions at the Company's Printed Office Products business. These actions were intended to improve customer service, eliminate processing bottlenecks and reduce costs. The charges against 1997 results relate to management changes and reorganization, estimated penalties associated with a take or pay contract with the purchaser of the Company's former business forms manufacturing operations, the cessation of manufacturing at a Company facility and certain information systems asset impairments. The before tax amount of such charges was $1.4 million included in selling and administrative expenses, $4.0 million included in restructuring and other charges and $1.8 million included in miscellaneous-net in the accompanying Consolidated Statements of Income.

         During 1997, gains of $2.9 million before tax from the sale of realty rendered redundant to operating needs by the Company's 1996-1997 Printed Office Products plant consolidation program were included in miscellaneous-net in the accompanying Consolidated Statements of Income.

         The foregoing 1997 charges, gains and income collectively reduced the Company's income from continuing operations and its net income by $2.6 million, or $0.16 per diluted share, without which the Company would have shown 1997 income from continuing operations of $21.0 million, or $1.27 per diluted share, and net income of $21.8 million, or $1.32 per diluted share.

         In early 1996, the Company announced a program to consolidate the Printed Office Products business' plants to reduce operating costs. The Company closed 14 plants, 13 plants during 1996 and the final facility in the first quarter of 1997, transferring production to other facilities. As a result of the plant consolidation program, the Company recorded restructuring and other charges to operations in 1996 of $8.3 million before tax, consisting of severance and other employee related costs of $6.3 million, fixed asset write-downs of $0.4 million and lease termination and other miscellaneous costs of $1.6 million.

         Also in 1996, the Company recognized a loss of $2.8 million, which is included within miscellaneous-net in the accompanying Consolidated Statements of Income, upon the sale of its former business forms manufacturing operations. In 1996 the Company's former business forms manufacturing operations contributed income before taxes of $3.6 million, which is expressed net of the loss on sale of these operations, the part of the Printed Office Products plant consolidation restructuring charge that related to business forms manufacturing operations and interest income that would have been earned had the proceeds from sale of these operations been invested in money market instruments throughout 1996.

         As a result of the Printed Office Products plant consolidation program the Company sold certain real estate assets resulting in gains of $3.1 million before tax in 1996 which are included within miscellaneous-net in the accompanying Consolidated Statements of Income.

         The foregoing 1996 charges, gains, losses and income collectively reduced the Company's income from continuing operations and its net income by $2.4 million, or $0.14 per diluted share, without which the Company would have shown 1996 income from continuing operations of $21.1 million, or $1.28 per diluted share, and net income of $23.5 million, or $1.42 per diluted share.

Liquidity and Capital Resources

         In December 1997, the Company announced plans to purchase up to 1.7 million shares or approximately 10% of its outstanding Common Stock through negotiated transactions and open market purchases. Since inception of the program, the Company has purchased approximately 1,094,000 shares at a cost of approximately $22.2 million.

         Stockholders' equity decreased $19.0 million during 1998 due primarily to stock repurchases by the Company and totaled $162.7 million at December 31, 1998.

         Cash and cash equivalents decreased $15.1 million during 1998 and totaled $60.0 million at December 31, 1998. Operating activities provided
$42.0 million in cash during 1998. The other significant sources of cash during 1998 were $4.4 million in proceeds from the sale of the Company's investment in Curtis 1000 Europe GmbH, $3.3 million from liquidation of Company owned life insurance policies and $3.0 million of proceeds from the sale of property, plant and equipment. Cash was used to purchase $25.3 million of property, plant and equipment, repurchase $21.6 million of common stock, reduce long-term debt by $12.0 million and pay $10.0 million in dividends.

         Cash and cash equivalents decreased $7.4 million during 1997 and totaled $75.1 million at December 31, 1997. Operating activities provided $29.9 million in cash during 1997. The other significant source of cash during 1997 was $7.2 million of proceeds from the sale of property, plant and equipment. Cash was used to purchase $20.8 million of property, plant and equipment, reduce long-term debt by $12.1 million and pay $10.2 million in dividends.

         The Company maintains a committed revolving credit agreement (the "Credit Agreement") with a bank under which the Company may borrow up to $50 million through April 22, 2001, at interest rates related to prime and Eurocurrency rates. At December 31, 1998 there were no borrowings under this Credit Agreement. A wholly owned subsidiary of the Company has borrowed approximately $6.5 million through a variable interest rate industrial revenue bond (the " Bond") due May 1, 2031. The interest rate on the Bond was 4.10% and 4.30%, respectively, at December 31, 1998 and 1997. The Bond is supported by a letter of credit issued pursuant to the Credit Agreement, which commensurately reduces the balance available to the Company under the Credit Agreement.

         The Company believes its liquid current assets, internal cash flow, availability of additional borrowing under its existing loan agreements, and, to the extent necessary, additional external financing, should adequately meet the Company's needs for the foreseeable future.

Year 2000 Issue

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

         The Company has undertaken a program to address Year 2000 readiness with respect to the following: (i) the Company's information technology hardware and software ("IT systems"); (ii) the Company's non-information technology systems, such as buildings, plant, equipment, telephone systems, and other infrastructure systems that may contain microcontroller technology ("non-IT systems"); and (iii) exposure from third parties with which the Company does business.

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

         The Company has analyzed its IT systems in an effort to identify any systems that may experience problems relating to the Year 2000 issue and implement any changes required to remedy such problems. The result of the analysis was that most of the IT systems used by the Company were vulnerable to potential problems relating to the Year 2000 issue. A Company-wide enterprise resource planning ("ERP") software solution was chosen as the primary means to address the Year 2000 issue. The ERP software was selected not only to address the Year 2000 issue, but also to add functionality and efficiency in the business processes of the Company. The ERP software is being implemented in stages and in each of the Company's operating companies. The first stage was comprised primarily of the financial modules. As planned, the implementations were completed in all but one of the operating companies during 1998. The financial modules for the remaining operating company are planned to be tested and in operation by the end of the first quarter of 1999. The second stage includes the manufacturing and distribution modules. These modules are being installed in most but not all operating companies. This stage is planned to be completed by the end of the second quarter of 1999. The Company estimates that remediation and testing of IT systems not replaced by the ERP software solution was 90% complete as of December 31, 1998. The majority of the work remaining involves integrating the remediated IT systems to the ERP financial modules. This is scheduled to be completed during the first quarter of 1999.

         The Company has assessed its significant non-IT systems that may contain embedded microcontrollers to determine what remediation efforts may be necessary. The assessment was 95% complete as of December 31, 1998. To date, almost all non-IT systems tested have been evaluated as being not likely to experience problems relating to the Year 2000 issue. The Company plans to either perform remediation or replace the non-IT systems considered to be vulnerable to potential problems relating to the Year 2000 issue by the end of the second quarter of 1999.

         The Company is taking steps intended to assess the Year 2000 readiness of certain third parties whose possible lack of Year 2000 readiness could, in the Company's opinion, cause a materially adverse impact on the Company's business, results of operations or financial condition. The Company has received some preliminary information and has initiated more extensive inquiries and other procedures. The Company expects most of this effort to be undertaken during the first quarter of 1999 and to be concluded during the second quarter of 1999.

         The Company continues to develop contingency plans for mission critical business processes. These plans are intended to mitigate risks from internal systems as well as potential risks in the supply chain of the Company's customers and suppliers. The majority of this effort is scheduled for the first and second quarters of 1999. Though essential to the operation of the Company's business, the software and operating systems that the Company utilizes may be supplemented by manual processing.

         The total Year 2000 remediation project is estimated to cost approximately $25 million of which approximately $13 million has been spent to date. All of the projected cost is expected to be funded from operating cash flow. Approximately 80% of the estimated spending relates to the ERP software solution. Costs associated with the ERP software solution will be treated as period expense or capitalized and amortized in accordance with applicable accounting principles and Company policy. Costs associated with correcting existing systems will be expensed as incurred.

         Failure to successfully execute the Company's Year 2000 readiness plans on a timely basis or the failure of external parties to achieve Year 2000 readiness on a timely basis could have a material adverse impact on the Company's financial position and results of operations.

Other Matters

         Federal, state and local regulations relating to protection of the environment have not had and are not expected to have a material adverse effect upon the Company's capital expenditures, liquidity, earnings or competitive position. Soil and groundwater contamination is present at one of the Company's discontinued manufacturing facilities. The Company intends to address the contamination in conformity with applicable regulatory requirements. The Company currently cannot estimate the costs that it may incur investigating and/or remediating the contamination, but the Company does not believe that such expenditures will have a material adverse effect on the Company.

         The Company's various operating units are subject to EPA, state and local standards for air emissions, industrial storm water discharges, generation of hazardous waste, heating oil underground storage tanks, release response, hazardous chemical use reporting, sewer use and the like, and the Company believes that it is in substantial compliance with the applicable standards. None of these environmental standards has had or is expected to have a material adverse effect upon the Company.

         Pursuant to amendments to the Internal Revenue Code of 1986 which were enacted in 1996, the deductibility for income tax purposes of interest expense on certain loans from life insurance companies that are secured by the cash values of underlying life insurance policies is being phased out. The expense was 90% deductible in 1997, was 80% deductible in 1998 and nondeductible thereafter. In 1998 the deductibility of $2.0 million of interest expense was limited to 80% deductibility, and in 1997, the deductibility of $2.3 million of interest expense was limited to 90% deductibility.

         The fair market value of the Company's long-term debt is based on management's estimate of current market prices for the same issues. Fair value is estimated to be $43,162,000 at December 31, 1998 and $54,088,000 at December 31, 1997. A decrease in interest rates of 10% would have the effect of increasing the estimated fair value to $43,673,000 at December 31, 1998 and $54,930,000 at December 31, 1997. These values were calculated using the discounted cash flow method.

Forward Looking Statements; Risks and Uncertainties

         From time to time, the Company or its representatives have made or may make forward-looking statements that reflect the Company's current expectations, hopes, intentions, plans, or strategies, orally or in writing. The words or phrases "is expected," "will continue, "anticipates," "estimates," plans," "intends," or similar expressions in any of these communications are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update any such forward-looking statements. Except for historical information contained in this report, statements set forth in this report are forward-looking statements.

         There can be no assurance the Company's actual performance will not differ materially from that projected in the Company's forward-looking statements due to important factors including but not limited to those described below. The Company's expectations with respect to future sales and profits assume reasonable continued growth in the general economy, which affects demand for the Company's products. The Company's Printed Office Products business has experienced generally declining revenues since 1995 and while the Company has developed programs intended to halt these revenue declines and to increase this business' future revenues, such programs are new to the Company and there can be no assurance such programs will be successful. The Company's Specialty Packaging business has experienced a slowing of its historical revenue growth rates primarily due to greater competition and a maturation of certain markets in which this business participates. The Company's Specialty Packaging business is seeking more rapid growth through development of new products and penetration of new, higher growth markets. However, the Company may be less successful or it may take longer and cost more to develop new products and distribution channels and penetrate new markets than the Company currently anticipates. Loss of customers due to changes in customers' manufacturing processes that reduce or eliminate their need for the Company's products often cannot be predicted and may adversely affect the Company's revenues and profits. The Company has been engaged in monetizing non-strategic, redundant and low-productivity assets. The Company's ability to continue monetizing such assets depends in part upon the Company's ability to identify such assets as they become non-strategic or unproductive, the availability of suitable conversion strategies, demand for such assets among other parties, and market conditions generally. Further, the Company expects to develop programs intended to increase the rate of growth of the Company, which may include plans to acquire other companies and businesses. The Company's success in implementing an acquisition program will depend, among other things, on the Company's ability to identify, evaluate, negotiate, integrate and operate acquisitions; the availability of suitable acquisitions to the Company, competition for such acquisitions, the cost and availability of acquisition financing to the Company and others, and capital market conditions generally, all of which are subject to uncertainty.

         The Company intends to sell its book manufacturing business. However, there can be no assurance that the Company will be successful in this endeavor or that a sale, if completed, will achieve any particular price or terms, which will depend in part on the level of interest of third parties in acquiring ownership of the Company's book manufacturing business.

         Although the Company believes its plan to achieve timely Year 2000 readiness is reasonable based on known facts and circumstances it remains possible that, dependant on factors and future events such as availability in the labor force of information systems programmers and other information systems personnel, the wide variety of information technology systems and components, both hardware and software, that must be evaluated, the large number of external parties with which the Company interacts, responsiveness of third parties beyond the Company's control such as system vendors, service suppliers, and others with whom the Company interacts, and the capabilities of the information systems which the Company intends to utilize, achieving Year 2000 readiness may take longer or cost more than the Company anticipates. Due to numerous uncertainties including those listed above, no assurances can be given that the Company will achieve Year 2000 readiness on a timely basis, that third parties with whom the

Company contracts will achieve Year 2000 readiness on a timely basis, that the Company's Year 2000 project will be completed within current cost estimates, that the Year 2000 issue will not precipitate disruptions in financial markets or the economy generally, which could materially, if indirectly, affect the Company, or that the Year 2000 issue will not cause other consequences for the Company which could be adverse and material.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          This discussion is presented under the heading "Other Matters" within
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and incorporated herein by reference.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following Consolidated Financial Statements of the Company and its subsidiaries are included herein beginning on page F-I and incorporated herein by reference.

          Consolidated Statements of Income for each of the three years in the period ended December 31, 1998

          Consolidated Balance Sheets as of December 31, 1998 and 1997

          Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998

          Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

Quarterly Supplementary Financial Information


1998 Quarterly Data (unaudited)
(In thousands, except per share data)     1ST QUARTER      2ND QUARTER        3RD QUARTER     4TH QUARTER
   Net Sales                                $ 119,094        $ 113,336        $ 114,326        $ 114,514
   Gross Margin                                36,017           34,315           33,810           34,474
   Income from Continuing Operations            5,839            1,919            5,242            5,337
       Per Share - Basic                         0.36             0.12             0.33             0.34
       Per Share - Diluted                       0.36             0.12             0.33             0.34
   Net Income (Loss)                            5,946            1,968            5,573           (1,700)
       Per Share - Basic                         0.37             0.12             0.35            (0.11)
       Per Share - Diluted                       0.37             0.12             0.35            (0.11)

1997 Quarterly Data (unaudited)
(In thousands, except per share data)     1ST QUARTER      2ND QUARTER        3RD QUARTER     4TH QUARTER
   Net Sales                                $ 112,376        $ 112,268        $ 110,614        $ 118,057
   Gross Margin                                33,319           33,478           33,130           32,803
   Income from Continuing Operations            7,024            5,749            4,673              957
      Per Share - Basic                          0.43             0.35             0.28             0.06
      Per Share - Diluted                        0.43             0.35             0.28             0.05
   Net Income                                   7,375            6,070            4,644            1,153
      Per Share - Basic                          0.45             0.37             0.28             0.07
      Per Share - Diluted                        0.45             0.37             0.28             0.06

ITEM 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          There has been no change of or disagreements with independent accountants by the Company in the past two fiscal years or subsequently.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information relating to the directors of the Company is set forth in "Proposal I - Election of Directors" under the captions "Nominees," "Information Regarding Nominees and Directors" and "Meetings and Committees of the Board of Directors" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on May 5, 1999 (the "Proxy Statement"). Such information is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth in Part I, Item 4(A) of this Report under the caption "Executive Officers of the Registrant." Information regarding compliance by directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement under the caption "Section 16(a) of the Securities Exchange Act of 1934 Beneficial Ownership Reporting." Such information is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

          Information relating to compensation of the executive officers and directors of the Company is set forth in "Proposal I - Election of Directors" under the caption "Director Compensation" and in "Executive Compensation" in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          Information regarding ownership of the Company's $2.00 par value Common Stock by certain persons is set forth in "Voting" under the caption "Principal Shareholders" and in "Proposal I - Election of Directors" under the caption "Information Regarding Nominees and Directors" and under the caption "Executive Compensation" in the Proxy Statement. Such information is incorporated herein by reference.

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

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

          1. Financial Statements

             The Consolidated Financial Statements and the Independent Auditors' Report thereon which are required to be filed as part of this Report are included in the Financial Information section, which is incorporated herein by reference beginning on page F-1. These Consolidated Financial Statements are as follows:

                  Consolidated Statements of Income for each of the three years in the period ended December 31, 1998

                  Consolidated Balance Sheets as of December 31, 1998 and 1997

                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998

                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

         2.  Financial Statement Schedule

             The financial statement schedule filed as part of this Report pursuant to Article 12 of Regulation S-X is set forth on page S-I of this Report, which is incorporated herein by reference. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the Consolidated Financial Statements or notes thereto.

         3.  Exhibits

             The exhibits required to be filed as part of this Report are set forth in the Index of Exhibits beginning on page E-I of this Report.

(b)      Reports on Form 8-K:

                  On December 23, 1998, the Company filed a Current Report on Form 8-K to report that SunTrust Equitable Securities Corporation had been retained to sell the business of the Company's book manufacturing subsidiary, BookCrafters USA, Inc.

(c) The exhibits required to be filed as part of this Report are set forth in the Index of Exhibits beginning on page E-I of this Report.

(d) The financial statement schedule required to be filed as part of this Report is set forth on page S-I of this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AMERICAN BUSINESS PRODUCTS, INC.
                                  (Registrant)



Date: March 3, 1999                               BY: /S/ Larry L. Gellerstedt, III
                                                      -----------------------------
                                                      Larry L. Gellerstedt, III
                                                      Chief Executive Officer,
                                                      President, Director and
                                                      Chairman of the Board

Date: March 3, 1999                                   /S/ Richard G. Smith
                                                      -----------------------------
                                                      Richard G. Smith
                                                      Vice President
                                                      and Chief Financial Officer

Date: March 3, 1999                                   /S/ Raymond J. Wilson
                                                      -----------------------------
                                                      Raymond J. Wilson
                                                      Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date: March 3, 1999                                */S/ Henry Curtis VII
                                                    --------------------------------
                                                    Henry Curtis VII, Director

Date: March 3, 1999                                */S/ Larry L. Gellerstedt, III
                                                    --------------------------------
                                                    Larry L. Gellerstedt, Director

Date: March 3, 1999                                */S/ Hollis L. Harris
                                                    --------------------------------
                                                    Hollis L. Harris, Director

Date: March 3, 1999                                */S/ W. Stell Huie
                                                    --------------------------------
                                                    W. Stell Huie, Director

Date: March 3, 1999                                */S/ Thomas F. Keller,
                                                    --------------------------------
                                                    Thomas F. Keller, Director

Date: March 3, 1999                                */S/ James F. McDonald
                                                    --------------------------------
                                                    James F. McDonald, Director

Date: March 3, 1999                                */S/ Daniel W. McGlaughlin
                                                    --------------------------------
                                                    Daniel W. McGlaughlin, Director

Date: March 3, 1999                                */S/ C. Douglas Miller
                                                    --------------------------------
                                                    C. Douglas Miller, Director

Date: March 3, 1999                                */S/ G. Harold Northrop
                                                    --------------------------------
                                                    G. Harold Northrop, Director

Date: March 3, 1999                                */S/ Joe W. Rogers, Jr.
                                                    --------------------------------
                                                    Joe W. Rogers, Jr., Director

Date: March 3, 1999                                */S/ William B. Stokely, III
                                                    --------------------------------
                                                    William B. Stokely, III, Director

*By: /S/ John H. Karr
    -------------------------------
    John H. Karr,
    Attorney-in-Fact

                                                                     SCHEDULE II

                        AMERICAN BUSINESS PRODUCTS, INC.
                          FINANCIAL STATEMENT SCHEDULE

                AMERICAN BUSINESS PRODUCTS, INC. AND SUBSIDIARIES
                               VALUATION RESERVES

                                                                       ADDITIONS
                                                                       CHARGED TO  OTHER CHARGES
                                                       BEGINNING       COSTS AND    ADD(DEDUCT)                            ENDING
DESCRIPTION                                             BALANCE         EXPENSES    DESCRIBE(1)        DEDUCTIONS(2)      BALANCE
                                                      ---------------------------------------------------------------------------
For the Year Ended December 31, 1996:
  Allowance for doubtful accounts                        $2,581         $1,722      ($788)              $1,812            $1,703
  Allowance for inventory obsolescence                   $   80         $  269         --                   --            $  349
  Restructuring reserve                                      --         $8,334         --               $7,498            $  836

For the Year Ended December 31, 1997:
  Allowance for doubtful accounts                        $1,703         $1,314         --               $1,175            $1,842
  Allowance for inventory obsolescence                   $  349         $2,175         --               $  230            $2,294
  Restructuring reserve                                  $  836             --         --               $  836                --

For the Year Ended December 31, 1998:
  Allowance for doubtful accounts                        $1,842         $   19         --               $  728            $1,133
  Allowance for inventory obsolescence                   $2,294         $  376         --               $  241            $2,429



(1) Sale of Vanier Graphics Corporation Assets on December 31, 1996.
(2) Deductions represent uncollectible accounts charged off, less recoveries; inventory charged off; and payments against the restructuring reserve.

                        AMERICAN BUSINESS PRODUCTS, INC.
                               INDEX OF EXHIBITS

         Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

EXHIBIT
 NUMBER   DESCRIPTION
-------   -----------

3.1 Articles of Incorporation (Exhibit 3(a), Annual Report on Form 10-K for the fiscal year ended December 31, 1989, SEC File No. 1-7088.)

3.2 Restated Bylaws, as amended and restated on October 27, 1998 and February 10, 1999, filed herewith.

4.1 Note Agreement dated as of October 1, 1990 among the Company and the institutional investors listed on Schedule I thereto, together with the form of 9.92% Senior Note to be used in connection therewith (Exhibit
         4, Annual Report on Form 10-K for the fiscal year ended December 31,
         1990, SEC File No. 1-7088.)

4.2 Note Agreement dated as of December 1, 1993 among the Company and the institutional investors listed on Schedule I thereto, together with the form of 5.77% Senior Note to be used in connection therewith. (Exhibit
         4.2 Annual Report on Form 10-K for the fiscal year ended December 31,
         1993, SEC File No. 1-7088.)

4.3      Form of Rights Agreement dated as of October 25, 1989 between the
         Company and Citizens and Southern Trust Company (Georgia), N.A.
         (Exhibit 4, Current Report on Form 8-K dated October 25, 1989, SEC File
         No. 1-7088.)

4.4 First Amendment to Rights Agreement dated as of August 10, 1992 between the Company and Wachovia Bank of North Carolina, N.A., as successor
         Rights Agent (Exhibit 4(c), Annual Report on Form 10-K for the fiscal year ended December 31, 1992, SEC File No. 1-7088.)

10.1     Executive Compensation Plans and Arrangements:

         (a)      Supplemental Retirement Income Plan (Exhibit 10(a), Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1989, SEC File No. 1-7088.)

         (b)      Deferred Compensation Investment Plan (Directors) (Exhibit
                  10(b), Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1989, SEC File No. 1-7088.)

         (c)      Deferred Compensation Investment Plan (Executives) (Exhibit
                  10(c), Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1989, SEC File No. 1-7088.)

         (d)      1981 Stock Option Plan (Exhibit 10(d), Annual Report on Form
                  10-K for the fiscal year ended December 31, 1989, SEC File No.
                  1-7088.)

                                       E-1

         (e)      Deferred Compensation Plan for Directors (Exhibit 10(e),
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1989, SEC File No. 1-7088.)

         (f) American Business Products, Inc. Executive Retirement Plan dated September 14, 1992 (Exhibit 10(h), Annual Report on Form
                  10-K for the fiscal year ended December 31, 1992, SEC File No.
                  1-7088.)

         (g)      1991 Stock Option Plan, and First Amendment thereto. (Exhibit
                  10(g), Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1993, SEC File No. 1-7088.)

         (h)      1993 Directors Stock Incentive Plan (Exhibit 10(h), Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 1-7088.)

         (i)      Special Nonqualified Deferred Compensation Plan and related
                  Trust Agreement (Exhibit 10.1 (a) Quarterly Report on Form
                  10-Q for the quarter ended September 30, 1995.)

         (j)      Second Amendment to the 1991 Stock Option Plan (Exhibit 10.1
                  (a), Quarterly Report on Form 10-Q for the quarter ended June
                  30, 1995.)

         (k)      First Amendment to the Deferred Compensation Plan for
                  Directors (Exhibit 10.1 (a) Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)

         (1)      First Amendment to the 1993 Directors Stock Incentive Plan
                  (Exhibit 10.1 (1) Annual Report on Form 10-K for the Fiscal
                  Year ended December 31, 1996.)

         (m)      Second Amendment to the American Business Products, Inc.
                  Supplemental Retirement Income Plan (Exhibit 10.1 (a))
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1997.)

         (n)      Second Amendment to the American Business Products, Inc.
                  Deferred Compensation Plan (Executives) (Exhibit 10.1 (b)
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1997.)

         (0)      Agreement, dated May 8, 1997, between American Business
                  Products, Inc. and Raymond J. Wilson. (Exhibit 10.1(o) Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1997.)

         (p)      Agreement, dated June 26, 1997, between American Business
                  Products, Inc. and John H. Karr. (Exhibit 10.1 (p) Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1997.)

         (q)      Agreement, dated October 30, 1997, between American Business
                  Products, Inc. and Thomas R. Carmody. (Exhibit 10.l(q) Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1997.)

         (r)      Separation Agreement, dated November 30, 1997, between
                  American Business Products, Inc. and Robert W. Gundeck.
                  (Exhibit 10.1(r) Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

         (s)      Agreement, dated February 14, 1998, between American Business
                  Products, Inc. and Richard G. Smith. (Exhibit 10.1(s) Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1997.)

         (t)      Agreement, dated February 24, 1998, between American Business
                  Products, Inc. and Larry L. Gellerstedt, III. (Exhibit 10.1(t)
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1997.)

         (u)      Second Amendment to the 1993 Directors Stock Incentive Plan.
                  (Exhibit 10.1 Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

         (v)      Agreement, dated March 24, 1998, between American Business
                  Products, Inc. and Christopher R. Williams, filed herewith.

         (w)      Agreement, dated July 27, 1998, between American Business
                  Products, Inc. and Sharon K. Gruber, filed herewith.

         (x)      Indemnification Agreement, dated August 19, 1998, between
                  American Business Products, Inc. and Richard G. Smith, filed herewith.

10.2 Agreement for the Purchase of Stock dated as of September 21, 1990 by and among the Company, Edward C. Leavy, Edward C. Leavy, Executor under the will of Jean L. Leavy, and James B. Kauffman relating to the purchase of Jen-Coat, Inc. (Exhibit 2, Current Report on Form 8-K, dated October 1, 1990, SEC File No. 1-7088.)

10.3     (a)      Stock Purchase Agreement dated September 1, 1993 among the
                  Company, Home Safety Equipment Co., Inc., and William
                  Frederick Conway, Sr., Betty Conway, Allen C. Conway, Winifred
                  Conway Arledge, William Frederick Conway, Jr., Winifred B.
                  Arledge, QSST Trust #1, Winifred B. Arledge, QSST Trust #2,
                  Allen C. Conway, QSST Trust #1, Allen C. Conway, QSST Trust
                  #2, Allen C. Conway, QSST Trust #3, and William Frederick
                  Conway, Jr., QSST Trust #1, William Frederick Conway, Jr.,
                  QSST Trust #2 (Exhibit 2, Current Report on Form 8-K dated
                  September 13, 1993, SEC File No. 1-7088.)

         (b) Non-Competition Agreement dated as of August 10, 1993 by and among William Frederick Conway, Sr., Betty Conway, Allen C.
                  Conway, Winifred Conway Arledge, Sol A. Arledge, and William
                  Frederick Conway, Jr. and the Company (Exhibit 99.1, Current
                  Report on Form 8-K, dated September 13, 1993, SEC File No.
                  1-7088.)

10.4     Revolving Credit Agreement dated as of April 22, 1996 by and between
         American Business Products, Inc., and SunTrust Bank, Atlanta, (Exhibit
         10.4 Annual Report on Form 10-K for the fiscal year ended December 31,
         1996.)

10.5 First Amendment dated August 1, 1997 to Revolving Credit Agreement dated April 22, 1997 by and between American Business Products, Inc.
         and SunTrust Bank, Atlanta. (Exhibit 10.5 Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.6 Second Amendment dated December 31, 1997 to Revolving Credit Agreement dated April 22, 1997 by and between American Business Products, Inc.
         and SunTrust Bank, Atlanta (Exhibit 10.6 Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

21       Subsidiaries of the Registrant.

23       Independent Auditors' Consent.

24       Power of Attorney.

27       Financial Data Schedules (for SEC use only)

AMERICAN BUSINESS PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31
(In thousands, except per share amounts)

                                               1998              1997              1996
                                             --------          --------          --------
NET SALES                                    $461,270          $453,315          $568,275

COST AND EXPENSES
  Cost of goods sold                          322,654           320,585           398,342
  Selling and administrative expenses         101,567           102,754           128,040
  Restructuring and other charges               5,155             3,990             8,334
                                              -------          --------          --------
                                              429,376           427,329           534,716
                                              -------          --------          --------
OPERATING INCOME                               31,894            25,986            33,559

OTHER INCOME (EXPENSE)
  Interest expense                             (7,122)           (6,529)           (7,841)
  Interest expense                              4,428             4,200             1,433
  Miscellaneous-net                               257             4,786             2,590
                                              -------          --------          --------


INCOME BEFORE INCOME TAXES                     29,457            28,443            29,741

PROVISION FOR INCOME TAXES
  Current
   Federal                                      9,355             8,779             9,287
   State                                        1,850             2,239             2,651
  Deferred                                        (85)             (978)             (836)
                                              -------          --------          --------
                                               11,120            10,040            11,102
                                              -------          --------          --------

INCOME FROM CONTINUING OPERATIONS              18,337            18,403            18,639

DISCONTINUED OPERATION
  Income from operations - net of
   income taxes of $479, $631, and $1,883         637               839             2,415
  Loss on disposal - net of income
   tax benefit of $4,954                       (7,187)               --                --
                                              -------          --------          --------


INCOME (LOSS) FROM DISCONTINUED OPERATION      (6,550)              839             2,415
                                              -------          --------          --------

NET INCOME                                    $11,787           $19,242           $21,054
                                              =======          ========          ========


PER COMMON SHARE
  Income from continuing operations
    Basic                                       $1.15             $1.12             $1.14
    Diluted                                     $1.15             $1.11             $1.13
  Income (loss) from discontinued operation
    Basic                                      ($0.41)            $0.05             $0.15
    Diluted                                    ($0.41)            $0.05             $0.15
  Net Income
    Basic                                       $0.74             $1.17             $1.28
    Diluted                                     $0.74             $1.16             $1.28

See Notes to Consolidated Financial Statements.

AMERICAN BUSINESS PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31
(In thousands, except share amounts)

                                                                               1998            1997
                                                                               ----            ----
CURRENT ASSETS
 Cash and cash equivalents                                                  $ 60,034         $ 75,092
 Accounts receivable, less allowances of $1,133 and $1,842                    50,398           51,261
 Inventories                                                                  32,044           29,882
 Net assets of discontinued operation                                         15,000            7,447
 Other                                                                         8,735            9,877
                                                                            --------         --------
    Total Current Assets                                                     166,211          173,559

PROPERTY, PLANT AND EQUIPMENT -- AT COST
 Land                                                                          2,523            2,461
 Buildings and improvements                                                   38,115           33,358
 Machinery, equipment and software                                            82,252           84,825
 Construction in progress                                                     12,091            8,559
                                                                            --------         --------
                                                                             134,981          129,203
 Less accumulated depreciation                                                57,640           55,696
                                                                            --------         --------
                                                                              77,341           73,507

INTANGIBLE ASSETS FROM ACQUISITIONS
 Goodwill, less amortization of $5,863 and $4,970                             26,339           27,232
 Other, less amortization of $5,328 and $4,957                                   619              990
                                                                            --------         --------
                                                                              26,958           28,222

DEFERRED INCOME TAXES                                                         14,724           13,945
NET ASSETS OF DISCONTINUED OPERATION                                              --           15,511
OTHER ASSETS                                                                  16,010           25,750
                                                                            --------         --------
TOTAL ASSETS                                                                $301,244         $330,494
                                                                            ========         ========

CURRENT LIABILITIES
 Accounts payable                                                           $ 45,881         $ 45,597
 Salaries and wages                                                            9,442            8,717
 Profit sharing contributions                                                  3,473            2,768
 Current maturities of long-term debt                                          8,833           12,047
                                                                            --------         --------
    Total Current Liabilities                                                 67,629           69,129

LONG-TERM DEBT                                                                34,016           42,850
SUPPLEMENTAL RETIREMENT BENEFITS                                              20,418           19,831
POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS                                    16,441           16,987

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
 Common stock - $2 par value, authorized 50,000,000
  shares, issued 16,740,197 and 16,676,932 shares                             33,480           33,354
 Additional paid-in capital                                                    8,169            7,144
 Retained earnings                                                           146,824          145,062
 Accumulated other comprehensive income                                           --              261
                                                                            --------         --------
                                                                             188,473          185,821

 Less 1,330,102 and 261,659 shares
  of common stock in treasury - at cost                                       25,733            4,124
                                                                            --------         --------
                                                                             162,740          181,697
                                                                            --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $301,244         $330,494
                                                                            ========         ========

See Notes to Consolidated Financial Statements

AMERICAN BUSINESS PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share amounts)


                                                                    ADDITIONAL
                                              COMMON STOCK           PAID-IN      RETAINED      COMPREHENSIVE
                                            SHARES       AMOUNT      CAPITAL      EARNINGS         INCOME
BALANCE DECEMBER 31, 1995                  16,582,209   $33,164     $5,701        $124,459

 Net income                                                                         21,054       $     21,054
 Other comprehensive income(loss)                                                                         286
                                                                                                 ------------
 Total comprehensive income                                                                      $     21,340
                                                                                                 ============

 Dividends paid, $0.58 per share                                                    (9,510)
 Exercise of stock options                     38,039        77        405
 Restricted stock awards                          600         1         12
                                           ------------------------------------------------------------------
BALANCE DECEMBER 31, 1996                  16,620,848    33,242      6,118         136,003

 Net income                                                                         19,242       $     19,242
 Other comprehensive income (loss)                                                                       (390)
                                                                                                 ------------
 Total comprehensive income                                                                      $     18,852
                                                                                                 ============

 Dividends paid, $0.62 per share                                                   (10,183)
 Exercise of stock options                     55,084       110      1,004
 Restricted stock awards                        1,000         2         22
 Repurchase of common stock
                                           ------------------------------------------------------------------
BALANCE DECEMBER 31, 1997                  16,676,932    33,354      7,144         145,062

 Net income                                                                         11,787       $     11,787
 Other comprehensive income (loss)                                                                       (261)
                                                                                                 ------------
 Total comprehensive income                                                                      $     11,526
                                                                                                 ============

 Dividends paid, $0.63 per share                                                   (10,025)
 Exercise of stock options                     50,823       101        771
 Restricted stock awards                       12,442        25        254
 Repurchase of common stock
                                           ------------------------------------------------------------------
BALANCE DECEMBER 31, 1998                  16,740,197   $33,480     $8,169        $146,824
                                           ==================================================================


                                             ACCUMULATED
                                                OTHER                                               TOTAL
                                            COMPREHENSIVE           TREASURY STOCK               STOCKHOLDERS'
                                               INCOME             SHARES        AMOUNT              EQUITY
BALANCE DECEMBER 31, 1995                  $   365                   (204,232)  $ (2,816)        $    160,873

 Net income                                                                                            21,054
 Other comprehensive income(loss)              286                                                        286

 Total comprehensive income


 Dividends paid, $0.58 per share                                                                       (9,510)
 Exercise of stock options                                             (9,024)      (207)                 275
 Restricted stock awards                                                                                   13
                                           ------------------------------------------------------------------
BALANCE DECEMBER 31, 1996                      651                   (213,256)    (3,023)             172,991

 Net income                                                                                            19,242
 Other comprehensive income (loss)            (390)                                                      (390)

 Total comprehensive income


 Dividends paid, $0.62 per share                                                                      (10,183)
 Exercise of stock options                                            (22,203)      (535)                 579
 Restricted stock awards                                                                                   24
 Repurchase of common stock                                           (26,200)      (566)                (566)
                                           ------------------------------------------------------------------
BALANCE DECEMBER 31, 1997                      261                   (261,659)    (4,124)             181,697

 Net income                                                                                            11,787
 Other comprehensive income (loss)            (261)                                                      (261)

 Total comprehensive income


 Dividends paid, $0.63 per share                                                                      (10,025)
 Exercise of stock options                                               (943)       (22)                 850
 Restricted stock awards                                                                                  279
 Repurchase of common stock                                        (1,067,500)   (21,587)             (21,587)
                                           ------------------------------------------------------------------
BALANCE DECEMBER 31, 1998                  $     -                 (1,330,102)  $(25,733)        $    162,740
                                           ==================================================================

See Notes to Consolidated Financial Statements

AMERICAN BUSINESS PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31
(In thousands)

                                                          1998                1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Continuing operations
 Income from continuing operations                       $ 18,337            $ 18,403            $ 18,639
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          12,285              11,697              14,842
    (Gain)/loss on disposition of plant and equipment       4,094              (3,592)             (3,333)
    Loss on sale of foreign joint venture investment        1,849                  --                  --
    Loss on disposition of Vanier assets                       --                  --               2,786
    Change in assets and liabilities, excluding
     effects of dispositions:
    Decrease in accounts receivable                           863               1,025               7,317
    (Increase) decrease in inventories                     (2,162)              5,904               3,663
    (Increase) decrease in other current assets             3,953                (533)             (5,998)
    (Increase) decrease in intangible and other assets        (80)             (2,225)                496
    Increase in deferred income taxes                        (727)             (1,005)               (829)
    Decrease in accounts payable                           (2,908)                (77)                (82)
    Increase (decrease) in other current liabilities        1,581              (4,615)             (3,990)
    Increase (decrease) in supplemental retirement,
      postemployment and postretirement benefits              (43)              1,082                (182)
                                                         --------            --------            --------

      Total adjustments                                    18,705               7,661              14,690
                                                         --------            --------            --------

      Net cash provided by continuing operations           37,042              26,064              33,329

Discontinued operation
 Income (loss) from discontinued operation                 (6,550)                839               2,415
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           2,610               2,583               2,371
    Gain on disposition of plant and equipment                (64)                (39)                (50)
    Write-down of assets to net realizable value           10,993                  --                  --
    Change in assets and liabilities:
    (Increase) decrease in accounts receivable             (2,193)                535               1,804
    (Increase) decrease in inventories                        (50)                693                 (82)
    (Increase) decrease in other current assets            (4,230)               (255)                  2
    (Increase) decrease in intangible and other assets        (40)                 97                 (47)
    (Increase) decrease in deferred income taxes              (52)                 47                (110)
    Increase (decrease) in accounts payable                 4,634                (254)                146
    Decrease in other current liabilities                    (151)               (540)               (736)
    Increase in supplemental retirement,
      postemployment and postretirement benefits               84                  95                 285
                                                         --------            --------            --------

      Total adjustments                                    11,541               2,962               3,583
                                                         --------            --------            --------

      Net cash provided by discontinued operation           4,991               3,801               5,998

      Net cash provided by operating activities            42,033              29,865              39,327

                                                                     (continued)

AMERICAN BUSINESS PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31
(In thousands)
(continued)


                                                                       1998             1997             1996
CASH FLOWS FROM INVESTING ACTIVITIES
 Continuing operations
 Disposition of Vanier assets                                             --               --           47,211
 (Increase) decrease in cash value of life insurance                   3,264           (1,472)             422
 Proceeds from sale of foreign joint venture investment                4,446               --               --
 Additions to property, plant and equipment                          (20,433)         (17,084)         (24,201)
 Proceeds from disposition of property, plant and equipment            2,931            7,127            7,015
                                                                    --------         --------         --------
                                                                      (9,792)         (11,429)          30,447

 Discontinued operation
 Additions to property, plant and equipment                           (4,875)          (3,710)          (4,206)
 Proceeds from disposition of property, plant and equipment              107              104              147
                                                                    --------         --------         --------
                                                                      (4,768)          (3,606)          (4,059)

     Net cash (used) provided by investing activities                (14,560)         (15,035)          26,388

CASH FLOWS FROM FINANCING ACTIVITIES
 Continuing operations
 Increase in long-term debt                                               --               --            6,460
 Reductions of long-term debt                                        (11,873)         (11,933)          (9,284)
 Repurchase of common stock                                          (21,587)            (566)              --
 Sales and exchanges of common stock                                   1,129              603              288
 Dividends paid                                                      (10,025)         (10,183)          (9,510)
                                                                    --------         --------         --------
                                                                     (42,356)         (22,079)         (12,046)
 Discontinued operation
 Reductions of long-term debt                                           (175)            (175)            (176)
                                                                    --------         --------         --------
     Net cash used by financing activities                           (42,531)         (22,254)         (12,222)

 Net (decrease) increase in cash and cash equivalents                (15,058)          (7,424)          53,493
 Cash and cash equivalents at beginning of year                       75,092           82,516           29,023
                                                                    --------         --------         --------
 Cash and cash equivalents at end of year                           $ 60,034         $ 75,092         $ 82,516
                                                                    ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest (net of amount capitalized)                              $  7,233         $  7,740         $  8,465
  Income taxes                                                      $  7,969         $ 11,099         $ 21,983

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of American Business Products, Inc. and its subsidiaries (the "Company"). Intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles, which in certain instances requires the use of management's estimates. Actual results could differ from those estimates.

NATURE OF OPERATIONS: The Company operates two businesses: specialty packaging and printed office products. The Company's specialty packaging business is comprised of three segments: the extrusion of polyethylene and other materials onto papers and nonwovens used in packaging and other products, the manufacture of soft packages including Tyvek@ mailers, and the manufacture of labels. The Company's printed office products business is comprised of a single segment which supplies custom-printed envelopes and labels, digital document services and business forms. The markets for these products are located principally throughout the continental United States.

CASH AND CASH EQUIVALENTS: The Company invests cash in excess of daily operating requirements in income producing investments. Such amounts, stated at cost which approximates market, at December 31, 1998 and 1997 were $53,876,000 and $60,682,000, respectively. All such investments have an original maturity of 90 days or less and are considered to be cash equivalents. Amounts due banks upon the clearance of certain checks under the Company's cash management program have been included in accounts payable. At December 31, 1998 and 1997 such amounts were $9,172,000 and $5,959,000, respectively.

INVENTORIES: Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

INTANGIBLE ASSETS: The excess of cost over amounts assigned to tangible assets of purchased subsidiaries (goodwill) is being amortized on the straight-line basis over periods of 15 to 40 years. The Company evaluates the net carrying value of such assets based on expectations of nondiscounted cash flows of each subsidiary for which such assets are recorded. The Company believes no material impairment of such assets exists. Other acquired intangibles are principally non-compete agreements and are being amortized on a straight-line basis over seven years.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated depreciation methods for income tax purposes and for continuing operations was $11,021,000, $10,433,000, and $12,855,000 for 1998,
1997 and 1996, respectively. Total depreciation expense, including the discontinued operation, was $13,631,000, $13,016,000 and $15,226,000 for 1998,
1997 and 1996, respectively.

INCOME TAXES: Income taxes are accounted for under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than proposed enactments of changes in the tax law or rates.

SOFTWARE: In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This new statement requires capitalization of certain costs of computer software obtained for internal use. The capitalized costs include the cost of designing the chosen path, coding, installation of hardware and testing. Other costs associated with the development and implementation of software systems are expensed as incurred. The Company adopted this statement in the first quarter of 1998, which did not result in a significant change from previous policies.

ENVIRONMENTAL COSTS: Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Remediation costs of existing conditions caused by past operations are accrued when it is probable that a liability has been incurred and the cost can be reasonably estimated.

REVENUE RECOGNITION: Sales and related costs are generally recorded by the Company upon shipment of products to its customers. Under contractual agreement with customers, sales of certain custom products are recognized upon completion of the order and invoiced under normal credit terms.

STOCK BASED COMPENSATION: As permitted under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Compensation cost for non-vested restricted stock awarded to an employee is measured at the grant date based on the market price of a share of non-restricted stock on the grant date. The compensation cost is recognized over the vesting period.

NET INCOME PER COMMON SHARE: Net income per common share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the respective years. The average number of common shares used in the calculation of basic net income per common share was 15,947,591 in 1998, 16,421,808 in 1997, and 16,395,851 in 1996. The average number of common and common equivalent shares used in the calculation of diluted net income per common share was 16,003,543 in 1998, 16,525,309 in 1997 and 16,497,580 in 1996.
Options to purchase 571,852, 58,887 and 7,870 shares of common stock at prices ranging from $20.75 to $27.50 per share were outstanding during 1998, 1997 and 1996, respectively but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares. The only common equivalent shares are those related to stock options outstanding during the respective years.

FOREIGN CURRENCY TRANSLATION: The Company's former investment in a 50 percent owned foreign joint venture was translated at the rate in effect at the balance sheet date. The Company's share of net income of the joint venture was translated at average exchange rates prevailing during the year. Resulting translation adjustments were reported separately as a component of accumulated other comprehensive income.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133. The Company is therefore unable to disclose the impact that adopting SFAS 133 will have on its financial position and results of operations when such statement is adopted.

SEGMENT INFORMATION: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which changes the method used by the Company to report information about its operating segments. Information for 1997 and 1996 has been restated to conform to the 1998 presentation. SFAS

131 establishes standards to be used by enterprises to identify and report information about operating segments and for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information contained in Note 14.

RECLASSIFICATION: Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.

2. DISCONTINUED OPERATION

On December 21, 1998, the Company announced its plan to sell the business of BookCrafters USA, Inc., its hardcover and softcover book manufacturing and distribution segment, to a third party. Accordingly, the segment was accounted for as a discontinued operation in 1998. The Company has restated its prior financial statements to present the operating results of BookCrafters USA, Inc. as a discontinued operation. The Company expects to dispose of the business by the end of 1999.

In 1998, the Company recorded an estimated loss of $7,187,000 after tax for the disposal of the assets of the segment. The loss was based on the estimated proceeds from the disposal and to accrue for expected operating results during the phase-out period.

The following are the components of the net assets for discontinued operations of BookCrafters USA, Inc.:

(In thousands)                                      DECEMBER 31, 1998      DECEMBER 31, 1997

CURRENT NET ASSETS:
Accounts receivable                                    $  9,463                $  7,270
Inventory                                                 2,483                   2,433
Other assets                                                  5                      31
Accounts payable                                         (3,730)                 (2,287)
                                                       --------                --------
Total net current assets                                  8,221                   7,447
                                                       --------                --------
LONG-TERM ASSETS:

Property, plant and equipment, net of accumulated
  depreciation of $20,719 and $19,369                     6,682                  15,452
Other long-term                                              97                      59
                                                       --------                --------
Total long-term assets                                    6,779                  15,511
                                                       --------                --------
           Net assets of Discontinued Operation        $ 15,000                $ 22,958
                                                       ========                ========

At December 31, 1998, assets are shown at their net realizable values and liabilities are shown at their face amounts.

Summarized income statement information for BookCrafters USA, Inc. is as follows:

(In thousands)                         1998              1997               1996
Net Sales                            $49,707            $49,674            $53,895
Operating income                     $ 1,090            $ 1,687            $ 4,590

3. VANIER GRAPHICS CORPORATION

On December 31, 1996, the Company sold substantially all of the assets of its subsidiary, Vanier Graphics Corporation ("Vanier"), for $47,211,000 in cash (the "Vanier Sale"). Vanier was a business forms manufacturer and provider of forms management and workflow analysis. The Company recorded a loss of approximately $2,786,000 before tax on the sale which was included in miscellaneous-net income. Vanier recorded sales of approximately $128,800,000 in 1996.

4. CURTIS 1000 EUROPE GMBH

Effective May 12, 1998, the Company sold its investment in Curtis 1000 Europe GmbH, the Company's European envelope manufacturing joint venture. The Company accounted for its investment using the equity method. Proceeds from the sale were approximately $4,446,000, with an additional tax credit of approximately $418,000 generated in connection with the sale. The Company recorded a loss of approximately $1,849,000 before tax on the sale, which is included in miscellaneous-net income.

5. RESTRUCTURING AND OTHER CHARGES

During 1998, the Company conducted a review of a custom-designed software system that was being developed by Curtis 1000 Inc., the Company's printed office products subsidiary. After extensive review, the Company discontinued the software development project, which resulted in the Company recording a pre-tax charge of approximately $5,155,000 to write off the Company's investment in the project.

In 1997, the Company recognized charges against income, which included amounts for management changes and reorganization, estimated penalties associated with a take or pay contract with the purchaser of the Company's former business forms manufacturing business, the cessation of manufacturing at a Company facility and certain information systems asset impairments. The before tax amount of such charges was $1,394,000 included in selling and administrative expenses, $3,990,000 included in restructuring and other charges and $1,800,000 included in miscellaneous-net income. The charge to restructuring and other charges consisted of severance and other employee related costs of $1,569,000, lease termination and other miscellaneous cost of $100,000 and information systems and other fixed asset impairments of $2,321,000. Of the $1,669,000 restructuring charge, cash expenditures of $1,156,000 and $109,000 were made against the accrual in 1998 and 1997, respectively. Severance costs related to 93 employees, primarily production and administrative personnel located at the closed facility and management employees at Curtis 1000. Of these, 7 employees' employment terminated in 1997, and 86 employees' employment terminated in 1998. The information systems asset impairment charge was necessitated by a realization by the Company that the planned benefits of the system would not be achieved. The impairment of the other fixed assets was caused by the decision to cease manufacturing at a Company facility. The remaining book value of the assets was written off, as the assets will no longer be used.

In February 1996, the Company announced a restructuring plan (the "1996 Plan") intended to reduce operating costs by closing 14 plants and transferring production to larger facilities. As of December 31, 1997, the Company had closed all 14 plants and transferred production to the larger facilities. As a result of the 1996 Plan, the Company recorded restructuring and other charges to operations in 1996 of $8,334,000, consisting of severance and other employee related costs of $6,320,000, fixed asset write-downs of $427,000 and lease termination and other miscellaneous costs of $1,587,000. Cash expenditures of $7,498,000 were made against the restructuring accrual in 1996 with the balance of approximately $836,000 made in 1997. Severance costs related to approximately 509 employees, primarily production and administrative personnel located at the closed plants. Of these, 478 employees' employment terminated in 1996, and 31 employees' employment terminated in 1997.

As a result of the 1996 Plan and the Vanier Sale (Note 3), the Company sold certain real estate assets resulting in gains of $499,000 in 1998, $2,909,000 in 1997 and $3,129,000 in 1996 which are included in miscellaneous-net income in the accompanying Consolidated Statements of Income. The Company also had approximately $0.8 million in real estate assets held for sale at December 31, 1998 which are classified as other current assets. The Company plans to sell these assets in 1999. In addition, the Company has one facility under lease until November 30, 2000 classified as property, plant and equipment. The lease contains a purchase provision at the option of the lessee.

6. INVENTORIES

(In thousands)                                            1988           1997

Products finished or in process                        $ 17,118       $ 15,700
Raw materials                                            16,740         15,914
Supplies                                                    615            562
                                                       --------       --------
                                                         34,473         32,176
Inventory obsolescence reserve                           (2,429)        (2,294)
                                                       --------       --------
Net inventory                                          $ 32,044       $ 29,882
                                                       ========       ========

7. LONG-TERM DEBT

 The components of long-term debt are as follows:

(In thousands)                                             1998           1997

Senior notes, 9.92%, due 1996 to 2000                  $  1,071       $  5,357
Senior notes, 5.77%, due 1997 to 2003                    34,286         41,143
Note payable to bank, variable at LIBOR
    plus 1. 15%, 6.74% and 7.15% at
    December 31, 1998 and 1997, principal due to 2000       324            552
Mortgage note, variable at 56% of bank's base rate
    plus .25%, not to exceed 15%, 4.75% and 5.08% at
    December 31, 1998 and 1997, principal due to 1999       500          1,000
Mortgage note, variable at 79.4% of prime rate
    not to exceed 11.75%, 6.06% and 6.65% at
    December 31, 1998 and 1997, principal due to 1999       176            351
Industrial revenue bonds due 2031, variable rate
    4.10% and 4.30% at December 31, 1998 and 1997         6,460          6,460
Other                                                        32             34
                                                       --------       --------
                                                         42,849         54,897
Less current maturities                                   8,833         12,047
                                                       --------       --------
                                                       $ 34,016       $ 42,850
                                                       ========       ========

The Company has an unsecured committed revolving credit agreement (the "Credit Agreement") with a bank, under which the Company may borrow up to $50.0 million through April 22, 2001. The Credit Agreement provides for borrowing at rates related to prime and Eurocurrency rates, and for payment of commitment fees on the unused portion of the credit facility. Currently, the Company has no outstanding borrowing under the Credit Agreement. Curtis 1000 Inc., a wholly owned subsidiary, has borrowed approximately $6.5 million through a variable interest rate industrial revenue bond (the "Bond") due May 1, 2031. The interest rate on the Bond was 4.10% and 4.30% at December 31, 1998 and 1997, respectively. The Bond is supported by a letter of credit issued pursuant to the Credit Agreement, which commensurately reduces the balance available to the Company under the Credit Agreement. The Credit Agreement provides for payment of fees of 2/10% per annum on the amount of the letter of credit outstanding, which was $6.6 million at December 31, 1998 and 1997.

The net carrying amount of plant, equipment and other assets assigned as collateral to the Company's long-term debt obligations was approximately $28,922,000 and $23,694,000 at December 31, 1998 and 1997, respectively. The
Company has agreed to certain restrictive covenants during the terms of some of these agreements. Under the most restrictive of the covenants, the Company must maintain tangible net worth not less than approximately $95,000,000 plus 25% of net income earned after 1992 and must limit the amount of Senior Funded Debt to not more than 40% of total capitalization. The aggregate amounts of long-term debt maturing during the next five years and thereafter are approximately: 1999
- $8,833,000; 2000 - $6,952,000; 2001 - $6,857,000; 2002 - $6,857,000; 2003-
$6,857,000; thereafter - $6,493,000. Loans from life insurance companies aggregating approximately $47,600,000 and $45,600,000 are secured by the cash values of the underlying life insurance policies of $51,600,000 and $49,500,000 at December

31, 1998 and 1997, respectively. Such loans have been netted against the cash values. Interest is payable annually at rates ranging from 8% to 13%.

The fair value of the Company's long-term debt is based on management's estimate of current market prices for the same issues. Fair value is estimated to be $43,162,000 at December 31, 1998 and $54,088,000 at December 31, 1997.

8. INCOME TAXES

Deferred income taxes have been established for the effects of differences in the bases of assets and liabilities for financial reporting and income tax purposes.

The provision for income taxes is reconciled with the Federal statutory rate as follows:

(In thousands)                                      1998          1997           1996
Income tax at Federal statutory rate              $ 6,451       $ 10,469       $ 11,914
State income taxes net of Federal
    income tax benefit                                325          1,502          1,926
Non-taxable life insurance proceeds
    and increase in cash value                     (1,105)        (1,527)        (1,078)
Loss associated with Curtis 1000 Europe GmbH          709             --             --
Other                                                 265            227            223
                                                  -------       --------       --------
Total provision                                   $ 6,645       $ 10,671       $ 12,985
                                                  =======       ========       ========

The income tax provision is summarized as follows:

(In thousands)                                      1998          1997           1996
Continuing operations                             $11,120       $ 10,040       $ 11,102
Discontinued operation                             (4,475)           631          1,883
                                                  -------       --------       --------
                                                  $ 6,645       $ 10,671       $ 12,985
                                                  =======       ========       ========


Components of the net deferred income tax asset at December 31, 1998 and 1997 are as follows:


(In thousands)                                     1998          1997
DEFERRED INCOME TAX ASSETS
Postretirement and postemployment benefits      $ 14,815       $ 15,459
State net operating loss carryforward,
    net of Federal benefit                         1,577          1,415
Accrued vacation                                   1,424          1,174
Other                                              4,438          4,860
                                                --------       --------
Gross deferred tax asset                          22,254         22,908
Valuation allowance                               (1,572)          (461)
                                                --------       --------
                                                  20,682         22,447
                                                --------       --------
DEFERRED INCOME TAX LIABILITIES
Property, plant and equipment                      5,091          7,227
Federal effect of deferred state taxes               867          1,275
                                                --------       --------
                                                   5,958          8,502
                                                --------       --------
NET DEFERRED INCOME TAX ASSET                   $ 14,724       $ 13,945
                                                ========       ========

During 1998, the Company increased its deferred tax asset valuation allowance by $1,111,000 due to state tax planning initiatives that, while reducing expected future state taxes in aggregate, make it more likely than not that the Company will not be able to fully realize the benefit of certain state net operating loss carryforwards. Management believes it is more likely than not that future taxable income will be sufficient to realize fully the net deferred tax asset.

9. EMPLOYEE RETIREMENT PLANS

The Company has profit sharing and other retirement plans covering its employees. The Company's contributions, which are discretionary, were approximately $3,358,000 in 1998, $2,667,000 in 1997 and $4,520,000 in 1996.

Previously the Company entered into agreements with certain former and current directors and key officers of the Company and its subsidiaries which provide for nonfunded supplemental retirement benefits. No agreements have been entered into since 1995. The Company has made current provisions for future payments due under these agreements in 1998, 1997 and 1996 of $2,493,000, $1,479,000 and
$2,143,000, respectively. Included in the 1998 charge is approximately $1,210,000 related to revaluation of the liability as a result of declining interest rates. In January 1997, the Company entered into a springing note payable whereby upon a change in control of the Company, amounts sufficient to discharge the Company's obligations under these plans becomes due.

10. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides certain health care and life insurance benefits for eligible retired employees. Substantially all of the Company's employees may become eligible for benefits if, after ten or more years of service, they reach normal retirement age while working for the Company. The health care plan is contributory and is adjusted periodically based on actual experience while the life insurance plan is noncontributory. Neither plan is funded. The Company accounts for these arrangements in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

The Company made a plan modification during 1996 which became effective January 1, 1997 that increased its obligations for prior service costs by approximately $472,000. Such amounts are being amortized over the remaining active service periods of employees.

The following table presents a reconciliation of the Company's benefit obligation:

(In thousands)                                              1998          1997             1996
Benefit obligation at beginning of year                   $16,424       $16,849          $20,703
Service cost                                                  289           308              320
Interest cost                                                 568           621              647
Net amortization                                             (503)         (471)            (822)
Benefits paid                                              (1,157)         (883)            (640)
Curtailment gain                                               --            --           (3,359)
                                                          -------       -------          -------
Benefit obligation at end of year                         $15,621       $16,424          $16,849
                                                          =======       =======          =======

The following table presents a reconciliation of the plan's funded status at December 31:

(In thousands)                                              1998           1997            1996

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION:

    Retired employees                                    $  4,854        $ 4,884         $ 4,772
    Fully eligible active employees                           423            351             343
    Other active employees                                  3,239          3,585           3,503
                                                         --------        -------         -------
                                                            8,516          8,820           8,618
                                                         --------        -------         -------
Unrecognized prior service cost reduction                   7,153          7,194           7,665
Unrecognized net gain (loss)                                  (48)           410             566
                                                         --------        -------         -------
Postretirement benefits                                  $ 15,621        $16,424         $16,849
                                                         ========        =======         =======
NET PERIODIC BENEFIT COST:

    Service cost                                         $    289        $   308         $   320
    Interest cost                                             568            621             647
    Net amortization                                         (503)          (471)           (822)
                                                         --------        -------         -------
                                                         $    354        $   458         $   145
                                                         ========        =======         =======

The introduction of the Medicare + Choice option for retiree health care as of January 1, 1998 resulted in a decrease of $460,000 in the accumulated postretirement benefit obligation, and a corresponding increase in unrecognized prior service cost.

In addition to the net postretirement benefit expense, the Company recognized a net curtailment gain in 1996 of $3,359,000 related to employee terminations due to the Vanier sale.

The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 8.5% for 1998, decreasing 1.0% each year until 2001 when the trend rate will become level at 5.5%. The assumed health care cost trend rate has a significant effect on the amounts reported. A 1% point change in the assumed health care cost trend rate would have had the following effects on the 1998 service and interest cost and the accumulated postretirement benefit obligation at December 31, 1998.

                                                         1 PERCENTAGE           1 PERCENTAGE
                                                        POINT INCREASE         POINT DECREASE

Effect on service and interest cost                      $  1,732                ($ 1,553)
Effect on APBO                                           $ 17,655                ($16,403)

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.75% at December 31, 1998 and 7.25% at December 31, 1997 and 1996.

11. COMMITMENTS AND CONTINGENCIES

Rental expense from continuing operations under operating leases was approximately $4,126,000 in 1998, $3,713,000 in 1997 and $4,564,000 in 1996.
Minimum rental commitments from continuing operations under non-cancelable leases other than capital leases are approximately: 1999 - $3,352,000; 2000 -$2,646,000; 2001 - $2,143,000; 2002 - $906,000 and $69,000 thereafter.

The Company has committed to purchase miscellaneous plant and equipment and retain consultants in the assistance of the Company's implementation of an enterprise wide software solution. As of December 31, 1998, the Company has signed contracts requiring remaining future payments of $6,621,000 once the equipment and software is delivered and installed according to the terms of the contracts.

In connection with the Vanier Sale, Vanier agreed to indemnify the purchaser against certain potential liabilities and losses, including environmental. The Company has agreed to guarantee Vanier's indemnification obligations and certain other obligations entered into in connection with the Vanier Sale. Based on information currently available, management does not expect the resolution of the contingencies related to the Vanier Sale to have a material effect on its financial statements.

In the opinion of management, no litigation or claims are pending against the Company which are likely to have an adverse material effect on its financial statements.

12. STOCK COMPENSATION PLANS

The Company currently has two stock compensation plans: the 1991 Stock Incentive Plan, which was adopted in 1991 ("1991 Plan") and the 1993 Director's Stock Incentive Plan, which was adopted in 1994 ("1993 Plan").

1991 Plan

The 1991 Plan is a nonqualified plan which replaced the expiring 1981 Stock Option Plan ("1981 Plan"). Under both the 1991 and 1981 Plans, options could be granted at fair market value to key employees. Twenty-five percent of each grant becomes exercisable in each succeeding year and the maximum term of the options is ten years. The weighted average fair value at date of grant for options granted under the 1991 Plan during 1998 and 1997 was $5.30 and $4.38, respectively. The weighted average fair value at date of grant for reload options granted under the 1981 Plan during 1998 and 1997 was $3.89 and $3.49, respectively. Reload grants carry the same vesting schedule and term as the original grant. The 1991 Plan provides for restricted stock awards. The company issued 11,142 shares of restricted stock in 1998 and no shares of restricted stock in 1997. The weighted average fair market value per share at the date of grant of shares issued in 1998 was $22.44. The Board of Directors may grant options that include a stock appreciation feature under which employees may elect to receive cash in lieu of Common Stock for up to 25% of the option exercised. During 1998 and 1997, no such options were granted. The Company has reserved 1,267,406 and 1,317,023 shares of Common Stock for issuance under the 1991 Plan at December 31, 1998 and 1997, respectively.

1993 Plan

The 1993 Plan is a nonqualified plan that prior to January 1, 1998 provided stock options to directors who elected to forego all or a portion of the director's retainer fee for the following year in exchange for an option to purchase Common Stock. The number of options to be issued was determined by dividing the foregone director's fee by one-half of the fair market value of the Common Stock on the date of grant. The exercise price was equal to one-half of the fair market value of the Common Stock on the date of grant for options granted and these options are fully vested at the date of grant. Effective January 1, 1998 the Board of Directors and shareholders adopted an amendment to the 1993 Plan which eliminated the ability of directors to receive options in lieu of fees, permits the committee administering the plan to grant options at its discretion and makes other operative changes. Options granted on or after January 1, 1998 are granted at a price equal to the fair market value on the date of grant. One-third of each grant becomes exercisable in each succeeding year and the maximum term of the options is ten years. The weighted average fair value at date of grant for options granted under the 1993 Plan during 1998 and 1997 was $5.50 and $11.53, respectively.

The 1993 Plan also provides for restricted stock awards. In general, each director was issued 300 shares of Common Stock upon adoption of the plan and new directors are issued 200 shares upon election. Additional awards of 100 shares will be made to each director annually, but no director will receive more than 2,000 shares of restricted stock. The Company issued 1,300 shares of restricted stock in 1998 and 1,000 shares of restricted stock in 1997. The weighted average fair market value per share at the date of grant of shares issued in 1998 and 1997 was $22.07 and $23.50, respectively. The Company had issued 6,200 and 4,900 shares of restricted stock pursuant to the 1993 plan at December 31, 1998 and 1997, respectively.

The Company has reserved 410,270 and 212,918 shares of Common Stock for issuance under the 1993 Plan at December 31, 1998 and 1997, respectively. The amendment mentioned above increased the aggregate number of shares authorized for issuance under the 1993 Plan from 225,000 to 425,000.

Plans' Activity

The following table summarizes activity adjusted for stock splits in the Company's stock option plans for each of the last three years:

                                          1998                              1997                                  1996
                             ---------------------------------   ------------------------------       -----------------------------
                                                  WEIGHTED                         WEIGHTED                           WEIGHTED
                                                  AVERAGE                          AVERAGE                            AVERAGE
                                 SHARES        EXERCISE PRICE     SHARES        EXERCISE PRICE        SHARES      EXERCISE PRICE
                              -----------      --------------   ----------      --------------        -------     --------------
Outstanding at January 1         741,710       $   18.93          505,647       $   17.61              394,881      $   15.93
Issued at fair value             466,743       $   21.63          310,612       $   20.49              159,532      $   20.86
Issued at less than fair
    value                             --              --            6,385       $   11.75                6,740      $   11.13
Exercised                        (39,823)      $   15.14          (66,084)      $   15.61              (38,039)     $   12.67
Cancelled                       (102,228)      $   20.60          (14,850)      $   18.35              (17,467)     $   17.63
                              ----------                        ---------                             --------
Outstanding at Dec 31          1,066,402       $   20.09          741,710       $   18.93              505,647      $   17.61
                              ==========                        =========                             ========
Exercisable at Dec 31            391,957       $   18.52          348,934       $   17.82              208,302      $   15.63
                              ==========                        =========                             ========

The following table summarizes information about stock options at December 31, 1998:

                                       OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                       --------------------------------------------------------       --------------------------------
                                             AVERAGE               WEIGHTED                               WEIGHTED
  RANGE OF               NUMBER              REMAINING             AVERAGE              NUMBER             AVERAGE
  EXERCISE PRICES      OUTSTANDING       CONTRACTUAL LIFE       EXERCISE PRICE        EXERCISABLE      EXERCISE PRICE
$  7.33 - $19.50          208,050              4.69                 $ 15.69             193,873            $15.50
$ 19.81 - $19.81          281,500              7.50                 $ 19.81              65,881            $19.81
$ 20.25 - $21.00           90,569              6.26                 $ 20.75              43,795            $20.75
$ 21.56 - $21.56          336,800              9.94                 $ 21.56                  --                --
$ 22.25 - $27.50          149,483              7.83                 $ 23.02              88,408            $23.07
                        ---------                                                     ---------
$  7.33 - $27.50        1,066,402              7.66                 $ 20.09             391,957            $18.52
                        =========                                                     =========

Compensation cost charged to operations was $278,700 in 1998, $98,500 in 1997 and $87,900 in 1996. Had compensation cost been determined on the basis of fair value pursuant to SFAS 123, net income and earnings per share would have been reduced as follows:

                                            1998              1997              1996
Net Income
  As reported                             $ 11,787          $ 19,242         $  21,054
  Pro forma                               $ 11,066          $ 18,958         $  20,810

Basic earnings per share
  As reported                             $   0.74          $   1.17         $    1.28
  Pro forma                               $   0.69          $   1.15         $    1.27

Diluted earnings per share
  As reported                             $   0.74          $   1.16         $    1.28
  Pro forma                               $   0.69          $   1.15         $    1.26

The effect on 1998, 1997 and 1996 net earnings is not representative of the effect on net earnings in future years because it does not take into consideration compensation expense related to grants made prior to 1995. The fair value of options at date of grant was estimated using the Black-Scholes Model with the following weighted average assumptions:

                                     1998             1997              1996
Expected life (years)                4.97             3.56              5.00
Interest rate                        4.57%            5.83%             6.40%
Volatility                          33.00%           30.00%            28.00%
Dividend yield                       3.69%            3.67%             3.25%

13. STOCKHOLDERS' EQUITY

The Company has authorized 500,000 shares of Preferred Stock without par value. No shares have been issued.

On October 25, 1989, the Board of Directors adopted a Share Rights Plan and declared a dividend of one Right for each outstanding share of Common Stock on November 6, 1989. Such Rights become exercisable or transferable apart from the Common Stock, twenty days after a person or group (Acquiring Person) has acquired beneficial ownership of 20% of the Common Stock or after a person or group has acquired beneficial ownership of 10% of the Common Stock and, after reasonable inquiry and investigation, has been declared by the Board of Directors to be an "Adverse Person". Each Right then may be exercised to acquire a number of shares of Common Stock equal to one share of Common Stock multiplied by a fraction, the numerator of which is the number of shares of Common Stock outstanding on the date that an Acquiring Person or an Adverse Person was first determined to be such (Stock Acquisition Date) and the denominator of which is the number of Rights outstanding on the Stock Acquisition Date that are not owned by the Acquiring Person or Adverse Person. The price to be paid for each share of Common Stock acquired by exercise of Rights is 20% of market value on the Stock Acquisition Date. In general, the Rights may be redeemed by the Company at a price of $0.01 at any time until twenty days following the Stock Acquisition Date. The Rights will expire on November 6, 1999.

14. BUSINESS SEGMENT INFORMATION

                                         Net External   Net Internal    Depreciation &       Capital      Identifiable  Operating
(In Thousands)                                Sales         Sales        Amortization      Expenditures      Assets        Profit
YEAR ENDED DECEMBER 31, 1998
Extrusion Coating & Laminating              $124,167       $   799        $ 3,326            $ 8,198        $ 65,420     $ 13,817
Soft Packaging                                88,553         6,443          2,247              2,159          36,318        5,568
Labels                                        59,973         4,452          3,368              3,850          37,752       10,272
                                            --------       -------        -------            -------        --------     --------
Total Specialty Packaging Business           272,693        11,694          8,941             14,207         139,490       29,657
Printed Office Products                      188,577            14          3,148              3,921          48,419        7,198
Corporate                                         --            --            196              2,305         113,335       (4,704)
                                            --------       -------        -------            -------        --------     --------
Total                                       $461,270       $11,708        $12,285            $20,433        $301,244     $ 32,151
                                            ========       =======        =======            =======        ========     ========
YEAR ENDED DECEMBER 31, 1997
Extrusion Coating & Laminating              $118,738       $ 1,318        $ 2,977            $ 7,301        $ 60,032     $ 13,513
Soft Packaging                                83,700         8,267          2,335              1,308          33,967        3,810
Labels                                        55,657         6,237          3,296              2,533          36,873        9,844
                                            --------       -------        -------            -------        --------     --------
Total Specialty Packaging Business           258,095        15,822          8,608             11,142         130,872       27,167
Printed Office Products                      195,220             2          2,815              5,884          68,310        8,475
Corporate                                         --            --            274                 58         131,312       (4,870)
                                            --------       -------        -------            -------        --------     --------
Total                                       $453,315       $15,824        $11,697            $17,084        $330,494     $ 30,772
                                            ========       =======        =======            =======        ========     ========
YEAR ENDED DECEMBER 31, 1996
Extrusion Coating & Laminating              $108,005       $   525        $ 2,703            $ 4,584        $ 55,084     $ 14,223
Soft Packaging                                75,050         8,835          2,011              1,694          39,591        6,581
Labels                                        49,411         6,547          3,353              2,152          37,147        6,349
                                            --------       -------        -------            -------        --------     --------
Total Specialty Packaging Business           232,466        15,907          8,067              8,430         131,822       27,153
Printed Office Products                      335,809            77          6,424             15,554          80,845       11,459
Corporate                                         --            --            351                217         125,104       (2,463)
                                            --------       -------        -------            -------        --------     --------

Total                                       $568,275       $15,984        $14,842            $24,201        $337,771     $ 36,149
                                            ========       =======        =======            =======        ========     ========

The Company operates two businesses: specialty packaging and printed office products. The Company's specialty packaging business is comprised of three segments: the extrusion of polyethylene and other materials onto papers and nonwovens used in packaging and other products, the manufacture of soft packages including Tyvek(R) mailers, and the manufacture of labels. The Company's printed office products business is comprised of a single segment, which supplies custom-printed envelopes and labels, digital document services and business forms.

In all material respects, the Company accounts for intercompany sales and transfers as if the sales or transfers were to third parties.

Operating profit for each segment is adjusted income before interest and taxes, which is income before interest and taxes adjusted to include, in lieu of corporate expense allocations, a capital charge equal to 2.5% of the invested capital used in the business segment, which has been netted with Corporate.

Identifiable assets are those assets used in each segment's operation. Corporate assets consist of cash and cash equivalents, certain non-current assets used by multiple segments, including enterprise-wide software, other current and non-current assets not used by segments, and net assets of discontinued operation.

Following is a reconciliation of operating profit to Income before Income Taxes

(in thousands)                                 1998             1997                 1996
Operating profit                             $32,151          $ 30,772             $36,149
Interest Expense                              (7,122)           (6,529)             (7,841)
Interest Income                                4,428             4,200               1,433
                                             -------          --------             -------
Income before Income Taxes                   $29,457          $ 28,443             $29,741
                                             =======          ========             =======

ENTERPRISE-WIDE INFORMATION

The Company's revenue was attributed to the following geographic areas:

              (In thousands)                         1998             1997              1996
              Domestic                             $453,948         $445,914          $560,814
              Foreign                                 7,322            7,401             7,461
                                                   --------         --------          --------
              Total                                $461,270         $453,315          $568,275
                                                   ========         ========          ========

All of the Company's assets are located within the continental United States,

No customer accounted for greater than 10% of the Company's revenues.

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of American Business Products, Inc.

We have audited the accompanying consolidated balance sheets of American Business Products, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Business Products, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
--------------------------
DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 11, 1999

                                 EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------

3.2 Restated Bylaws, amended and restated on October 27, 1998 and February 10, 1999.

10.1(v) Agreement, dated March 24, 1998, between American Business Products, Inc. and Christopher R. Williams.

10.1(w) Agreement, dated July 27, 1998, between American Business Products, Inc. and Sharon K. Gruber.

10.1(x) Indemnification Agreement, dated August 19, 1998, between American Business Products, Inc. and Richard G. Smith.

21                Subsidiaries of the Registrant

23                Independent Auditors' Consent

24                Power of Attorney

27                Financial Data Schedules (for SEC use only)

Cover Letter