Form 10-Q
period 1999-03-31
AMERICAN BUSINESS PRODUCTS INC
filed 1999-04-22
CIK 4672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended    March 31, 1999                            Commission file number 1-7088
                           -------------------                                                 ------


                        AMERICAN BUSINESS PRODUCTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Georgia                                      58-1030529
-------------------------------------------------------------------------------
(State of Incorporation)                 (IRS Employer Identification No.)


2100 RiverEdge Parkway, Suite 1200, Atlanta,  Georgia                  30328
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code              (770) 953-8300
                                                               ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No
   -----     -----
Title of each class
-------------------
Common Stock, $2.00 par value               15,072,295 shares of Common Stock,
                                            -----------------------------------
                                                $2.00 par value per share
                                                -------------------------
Common Stock Purchase Rights                  (Outstanding at March 31, 1999)








                                  Page 1 of 15
                            Exhibit Index on Page 15

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        AMERICAN BUSINESS PRODUCTS, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
                  (Dollars in thousands except per share data)


                                                                     1999                 1998
                                                                 ------------        ---------------
NET SALES                                                        $    111,939        $       119,094
                                                                 ------------        ---------------
COST AND EXPENSES
  Cost of goods sold                                                   79,601                 83,077
  Selling and administrative expenses                                  24,982                 26,796
                                                                 ------------        ---------------
                                                                      104,583                109,873
                                                                 ------------        ---------------

OPERATING INCOME                                                        7,356                  9,221

     Miscellaneous - net                                                  342                    255
                                                                 ------------        ---------------

INCOME BEFORE INTEREST AND INCOME TAXES                                 7,698                  9,476

INTEREST INCOME (EXPENSE)
  Interest expense                                                     (1,042)                (1,335)
  Interest income                                                         688                  1,071
                                                                 ------------        ---------------
                                                                         (354)                  (264)

INCOME BEFORE INCOME TAXES                                              7,344                  9,212

PROVISION FOR INCOME TAXES                                              2,592                  3,373
                                                                 ------------        ---------------

INCOME FROM CONTINUING OPERATIONS                                       4,752                  5,839

DISCONTINUED OPERATION
  Income from operations - net of income taxes of $80                      --                    107

  Loss on disposal - net of income tax benefit of $542                 (1,513)                    --
                                                                 ------------        ---------------

NET INCOME                                                       $      3,239        $         5,946
                                                                 ============        ===============

PER COMMON SHARE
  Income from continuing operations
     Basic                                                       $       0.31        $          0.36
     Diluted                                                     $       0.31        $          0.36

  Income (loss) from discontinued operation
     Basic                                                       $      (0.10)       $          0.01
     Diluted                                                     $      (0.10)       $          0.01

  Net Income
     Basic                                                       $       0.21        $          0.37
     Diluted                                                     $       0.21        $          0.36

DIVIDENDS PER COMMON SHARE                                       $      0.165        $         0.155

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                        15,372,685             16,286,548

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                             15,412,854             16,383,622


      See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                   March 31,           December 31,
                                                                                     1999                  1998
                                                                                 --------------        ------------
                                                                                  (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                          $ 41,771            $ 60,034
  Accounts receivable, less allowances of
    $1,261 and $1,133                                                                  54,925              50,398
  Inventories                                                                          31,122              32,044
  Net assets of discontinued operation                                                 12,955              15,000
  Other                                                                                10,209               8,735
                                                                                     --------            --------
    Total Current Assets                                                              150,982             166,211

PROPERTY, PLANT AND EQUIPMENT - AT COST

  Land                                                                                  2,523               2,523
  Buildings and improvements                                                           38,511              38,115
  Machinery, equipment and software                                                    89,469              82,252
  Construction in progress                                                              9,702              12,091
                                                                                     --------            --------
                                                                                      140,205             134,981

  Less accumulated depreciation                                                        60,221              57,640
                                                                                     --------            --------
                                                                                       79,984              77,341

INTANGIBLE ASSETS FROM ACQUISITIONS
  Goodwill, less amortization of $6,087 and $5,863                                     26,115              26,339
  Other, less amortization of $5,421 and $5,328                                           526                 619
                                                                                     --------            --------
                                                                                       26,641              26,958

DEFERRED INCOME TAXES                                                                  14,729              14,724
OTHER ASSETS                                                                           15,071              16,010
                                                                                     --------            --------
TOTAL ASSETS                                                                         $287,407            $301,244
                                                                                     ========            ========

CURRENT LIABILITIES
  Accounts payable                                                                   $ 41,682            $ 45,881
  Salaries and wages                                                                    7,614               9,442
  Profit sharing contributions                                                            877               3,473
  Current maturities of long-term debt                                                  8,789               8,833
                                                                                     --------            --------
    Total Current Liabilities                                                          58,962              67,629

LONG-TERM DEBT                                                                         33,959              34,016
SUPPLEMENTAL RETIREMENT BENEFITS                                                       20,488              20,418
POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS                                             16,310              16,441

STOCKHOLDERS' EQUITY
  Common stock - $2 par value; authorized 50,000,000 shares,
    issued 16,761,897 and 16,740,197 shares                                            33,524              33,480
  Additional paid-in capital                                                            8,558               8,169
  Retained earnings                                                                   147,518             146,824
                                                                                     --------            --------
                                                                                      189,600             188,473
  Less 1,689,602 and 1,330,102 shares of common
    stock in treasury - at cost                                                        31,912              25,733
                                                                                     --------            --------
                                                                                      157,688             162,740
                                                                                     --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $287,407            $301,244
                                                                                     ========            ========


   See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
                             (Dollars in thousands)


                                                                                              1999               1998
                                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Continuing operations
 Income from continuing operations                                                          $  4,752           $  5,839
                                                                                            --------           --------
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                                3,402              3,077
  (Gain)/loss on disposition of plant and equipment                                               40                 (1)
  Change in assets and liabilities, excluding effects of dispositions:
    Increase in accounts receivable                                                           (4,527)            (3,018)
    (Increase) decrease in inventories                                                           922             (1,093)
    (Increase) decrease in other current assets                                                 (742)             5,803
    Increase in intangible and other assets                                                     (122)               (10)
    Decrease in accounts payable                                                              (2,947)            (2,809)
    Decrease in other current liabilities                                                     (3,514)            (1,681)
    Decrease in supplemental retirement benefits and postemployment benefits                     (61)              (227)
    Increase in deferred income taxes                                                             (1)              (251)
                                                                                            --------           --------
               Total adjustments                                                              (7,550)              (210)
                                                                                            --------           --------

               Net cash provided (used) by continuing operations                              (2,798)             5,629
                                                                                            --------           --------

Discontinued operation
Income (loss) from discontinued operation                                                     (1,513)               107
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                                  725                647
  Write-down of assets to net realizable value                                                 1,156                 --
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable                                                 1,030               (694)
    (Increase) decrease in inventories                                                          (292)               104
    Increase in other current assets                                                            (865)              (275)
    (Increase) decrease in intangible and other assets                                            43               (105)
    Increase (decrease) in accounts payable                                                     (644)               134
    Increase (decrease) in other current liabilities                                              38               (228)
    Decrease in supplemental retirement benefits and postemployment benefits                      --                 29
    (Increase) decrease in deferred income taxes                                                  (4)                12
                                                                                            --------           --------

    Total adjustments                                                                          1,187               (376)
                                                                                            --------           --------

    Net cash used by discontinued operation                                                     (326)              (269)
                                                                                            --------           --------

    Net cash provided (used) by operating activities                                          (3,124)             5,360

CASH FLOWS FROM INVESTING ACTIVITIES
  Continuing operations
  Decrease in and liquidation of cash value of life insurance                                  1,061              3,744
  Additions to property, plant and equipment                                                  (6,011)            (4,934)
  Proceeds from disposition of property, plant and equipment                                      47                 46
                                                                                            --------           --------
                                                                                              (4,903)            (1,144)
 Discontinued operation
 Additions to property, plant and equipment                                                   (1,844)            (2,039)
                                                                                            --------           --------
   Net cash used by investing activities                                                      (6,747)            (3,183)

CASH FLOWS FROM FINANCING ACTIVITIES
  Continuing operations
  Reductions of long-term debt                                                                   (57)               (60)
  Sales and exchanges of common stock                                                            433                207
  Repurchase of common stock                                                                  (6,179)            (5,988)
  Dividends paid                                                                              (2,545)            (2,505)
                                                                                            --------           --------
                                                                                              (8,348)            (8,346)
  Discontinued operation
  Reductions of long-term debt                                                                   (44)               (44)
                                                                                            --------           --------

    Net cash used by financing activities                                                     (8,392)            (8,390)

Net decrease in cash and cash equivalents                                                    (18,263)            (6,213)
Cash and cash equivalents at beginning of period                                              60,034             75,092
                                                                                            --------           --------
Cash and cash equivalents at end of period                                                  $ 41,771           $ 68,879
                                                                                            ========           ========

See accompanying notes to condensed consolidated financial statements


                        AMERICAN BUSINESS PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Unaudited Condensed Consolidated Financial Statements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles which in certain instances require the use of management's estimates. The information contained in these condensed consolidated financial statements and notes for the three month periods ended March 31, 1999 and 1998 is unaudited but, in the opinion of management, all adjustments necessary for a fair presentation of such information have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

4.       Earnings Per Common Share

Basic earnings per common share is based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the respective periods. The only common equivalent shares are those related to stock options outstanding during the respective periods.

5.       Inventories

Inventories consisted of the following at the dates indicated:


                                                               March 31,            December 31,
                                                                 1999                  1998
                                                              ----------             ----------
                                                              (Unaudited)
                                                                    (Dollars in thousands)
         Products finished or in progress                      $ 17,571               $ 17,118
         Raw materials                                           16,130                 16,740
         Supplies                                                    73                    615
                                                               --------               --------
                                                                 33,774                 34,473
         Inventory obsolescence reserve                          (2,652)                (2,429)
                                                               ========               ========
         Net inventory                                         $ 31,122               $ 32,044
                                                               ========               ========

6.       Comprehensive Income

For the three months ended March 31, 1999 and 1998, net income and comprehensive income were the same.

7.       Acquisition

On March 18, 1999, the Company announced that it had signed a definitive agreement to acquire substantially all of the property, rights and assets of Tekkote Corp., a manufacturer of coated and printed products for use in packaging and related fields. The acquisition is expected to be completed during the second quarter of 1999 and will be accounted for as a purchase. Tekkote's annual revenues are approximately $30 million and will be reported as part of the extrusion coating and laminating segment.

8.       Discontinued Operation

On December 21, 1998, the Company announced its plan to sell the business of BookCrafters USA, Inc., its hardcover and softcover book manufacturing and distribution segment, to a third party. Accordingly, the segment has been accounted for as a discontinued operation and prior period financial statements have been restated. The Company expects to dispose of the business by the end of 1999.

In the first quarter of 1999, the Company recorded an additional estimated loss of $1,513,000 after tax for the disposal of the segment. The loss was based on the estimated proceeds from the disposal and estimated operating results during the phase-out period.

The following are the components of the net assets for discontinued operations of BookCrafters USA, Inc.:


         (in thousands)                                          March 31,             December 31,
                                                                   1999                   1998
                                                                ------------           ------------
                                                                 (Unaudited)
         Current net assets:
         Accounts receivable                                      $  8,432                 $  9,463
         Inventory                                                   2,775                    2,483
         Other assets                                                  137                        5
         Accounts payable                                           (4,293)                  (3,730)
                                                                  --------                 --------
         Total net current assets                                    7,051                    8,221


         Long-term assets:
         Property, plant and equipment, net of accumulated
           depreciation of  $21,444 and $20,719                      5,849                    6,682
         Other long-term                                                55                       97
                                                                  --------                 --------
         Total long-term assets                                      5,904                    6,779
                                                                  --------                 --------

         Net assets of discontinued operation                     $ 12,955                 $ 15,000
                                                                  ========                 ========


         Assets are shown at their net realizable values and liabilities are shown at their face amounts.

Summarized income statement information for BookCrafters USA, Inc. is as follows (unaudited):


         FOR THE THREE MONTHS ENDING MARCH 31,                      1999                     1998
                                                                  --------                 --------
         (in thousands)
         Net sales                                                $ 11,386                 $ 11,978
         Operating income (loss)                                      (888)                     165


9.       Business Segment Information


         (in thousands)                             Net External      Net Internal     Operating
         THREE MONTHS ENDED MARCH 31, 1999             Sales             Sales           Profit
                                                    -------------    -------------   -------------
         Extrusion Coating & Laminating                $ 28,856           $  324        $ 2,325
         Soft Packaging                                  23,249            1,586          1,881
         Labels                                          15,232            1,611          2,176
                                                       --------           ------        -------
         Total Specialty Packaging Business              67,337            3,521          6,382


         Printed Office Products                         44,602               --          2,008
         Corporate                                           --               --           (692)
                                                       --------           ------        -------
         Total                                         $111,939           $3,521        $ 7,698
                                                       ========           ======        =======

         THREE MONTHS ENDED MARCH 31, 1998

         Extrusion Coating & Laminating                $ 31,311           $  189        $ 3,372
         Soft Packaging                                  21,661            1,846          1,137
         Labels                                          14,809            1,192          2,910
                                                       --------           ------        -------
         Total Specialty Packaging Business              67,781            3,227          7,419

         Printed Office Products                         51,313               --          2,701
         Corporate                                           --               --           (644)
                                                       --------           ------        -------
         Total                                         $119,094           $3,227        $ 9,476
                                                       ========           ======        =======


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

         Net sales from continuing operations for the first quarter of 1999 were $111.9 million, a decrease of 6.0%, compared to $119.1 million in the first quarter of 1998. A more detailed analysis of net sales is included in the discussion below of the Company's two continuing businesses: Specialty Packaging and Printed Office Products.

         The Company's gross profit margin from continuing operations was 28.9% in the first quarter of 1999 compared to 30.2% in the first quarter of 1998. The reduced margin in 1999 was due primarily to lower margins in the Company's extrusion coating and laminating and labels segments partially offset by increased margins in soft packaging. The lower margins in extrusion coating were caused by lower sales. The lower margins in labels were caused by changes in business mix. Soft packaging margins increased due to increased sales of higher margin products to package delivery markets.

         Selling and administrative expenses from continuing operations (as a percentage of net sales) were 22.3% in the first quarter of 1999 compared to 22.5% in the first quarter of 1998. Included in the 1998 results were charges related to management changes and reorganization at the Company's Printed Office Products business of $1.4 million. Excluding these charges, selling and administrative expenses from continuing operations (as a percentage of sales) for the first quarter of 1998 would have been 21.3%. The higher percentage in 1999 was due primarily to higher expenses as a percentage of net sales in the extrusion coating and laminating and printed office products segments partially offset by a decline in the labels and soft packaging segments.

         Miscellaneous-net income was $0.3 million in the first quarter of 1999 and $0.3 million in the first quarter of 1998.

         Interest expense for the first quarter of 1999 was $1.0 million, a decrease of 21.9% from $1.3 million in the first quarter of 1998. The decrease in 1999 is due primarily to reduced long-term debt.

         Interest income for the first quarter of 1999 was $0.7 million, a decrease of 35.8% from the $1.1 million in the first quarter of 1998. The decrease was due primarily to lower average investment balances in the first quarter of 1999.

         The Company's effective income tax rate from continuing operations decreased to 35.3% in the first quarter of 1999 compared to 36.6% in the first quarter of 1998. The lower effective rate in 1999 resulted from state tax planning strategies as well as a more favorable allocation of taxable income among states where the Company is required to file tax returns.

Specialty Packaging

         The Company's Specialty Packaging business is composed of three segments: extrusion coating and laminating of packaging and other products, soft packaging including Tyvek(R) mailers, and printing of labels.

         In the first quarter of 1999, the Company's Specialty Packaging business' net sales were $70.9 million, a decrease of 0.2% compared to $71.0 million in the first quarter of 1998. The sales decrease in 1999 was due primarily to revenue declines in the extrusion coating and laminating segment partially offset by revenue gains in the soft packaging and labels segments. A more detailed explanation of each of the segments results is discussed below.

         The Company measures each of its businesses' and segments' operating profit, which the Company defines as income before interest and taxes less a capital charge equal to 2.5% of the net assets used by that business or segment. The capital charge is in lieu of any corporate expense allocation.

         In the first quarter of 1999, the Company's Specialty Packaging business' operating profit was $6.4 million, a decrease of 14.0% compared to $7.4 million in the first quarter of 1998. The operating profit decrease in 1999 was due to decreased gross margin in the extrusion coating and laminating and labels segments partially offset by increased profits in the soft packaging segment as discussed previously.

         The Specialty Packaging business' extrusion coating and laminating segment generated net sales of $29.2 million in the first quarter of 1999, a 7.4% decrease compared to $31.5 million in the first quarter of 1998. The decrease in 1999 resulted primarily from lower unit prices, lower demand for certain mature products and inventory adjustments by customers.

         The extrusion coating and laminating segment reported operating profit in the first quarter of 1999 of $2.3 million, a decrease of 31.0%, compared to operating profit of $3.4 million in the first quarter of 1998. The decrease in 1999 was due primarily to the same factors as impacted revenues during the period.

         The Company is continuing to seek to accelerate the growth of its extrusion coating and laminating segment by developing or acquiring complementary technologies, capabilities, manufacturing plants and personnel. During the quarter, the Company signed a definitive agreement to acquire substantially all of the property, rights and assets of Tekkote Corp., a manufacturer of coated and printed products for use in packaging and related fields. This acquisition is expected to enable the extrusion coating and laminating segment to offer a broad line of release liner products used in pressure sensitive applications and packaging. Tekkote's annual revenues are approximately $30 million. The acquisition is expected to be completed during the second quarter of 1999 and will be accounted for as a purchase.

         The Specialty Packaging business' soft packaging segment generated net sales of $24.8 million in the first quarter of 1999, an increase of 5.6% compared to $23.5 million in the first quarter of 1998. Sales growth in 1999 resulted primarily from increased demand from the soft goods fulfillment market, partially offset by weak demand in traditional office products channels.

         The soft packaging segment reported operating profit in the first quarter of 1999 of $1.9 million, an increase of 65.4%, compared to operating profit of $1.1 million in the first quarter of 1998. The increase in 1999 operating profit resulted from increased sales as well as improved margins from the expansion of higher value-added packaging applications in the growing fulfillment market.

         The Specialty Packaging business' labels segment generated net sales of $16.8 million in the first quarter of 1999, a 5.3% increase, compared to $16.0 in the first quarter of 1998. The increase in 1999 resulted primarily from increased sales of multi-color, higher quality labels, partially offset by declining demand for single-color labels.

         The Company's labels segment reported operating profit in the first quarter of 1999 of $2.2 million, a decrease of 25.2%, compared to operating profit of $2.9 million in the first quarter of 1998. The decrease in 1999 resulted from declining sales of single-color labels for office applications, which users may produce for themselves with personal computers and inexpensive printers, partially offset by increased sales of higher quality labels, sales through new distribution channels and sales of labels to packaging markets which have yielded lower margins, in part due to inefficiencies and other start-up costs incurred in entering these new markets.

Printed Office Products

         The Company's Printed Office Products segment generated net sales of $44.6 million in the first quarter of 1999, a 13.1% decrease compared to $51.3 million in the first quarter of 1998. The decline in sales in 1999 was due primarily to lack of focus on selling core products in the first quarter of 1999, larger backlogs in the first quarter of 1998 caused by production bottlenecks in 1997 and a large order from a single customer in the first quarter of 1998 which was not repeated in 1999.

         The Company's Printed Office Products segment reported operating profit in the first quarter of 1999 of $2.0 million, a decrease of 25.7%, compared to operating profit of $2.7 million in the first quarter of 1998. Included in the 1998 results are charges related to management changes and reorganization of $1.4 million. Exclusive of these charges, the Printed Office Products segment would have reported operating profit of $4.1 million in the first quarter of 1998. The decrease in 1999 operating profit was due primarily to the reduced sales in this segment.

         The Company appointed a new President for its Printed Office Products business and has developed various programs intended to halt the revenue decline and recover revenue growth. These programs include steps to improve the effectiveness of the business' direct sales force by concentrating on core products, developing national accounts, and generating revenues through new distribution channels. Though there can be no assurance such programs will be successful; the Company anticipates showing measurable results in the second half of 1999.

Discontinued Operation

         In December 1998, the Company announced its plan to sell its hardcover and softcover book manufacturing business. The financial statements reflect the operating results of this business as a discontinued operation and prior period financial information has been appropriately restated. This initiative is part of an overall corporate restructuring intended to enhance profitability by focusing the Company on its Specialty Packaging and Printed Office Products businesses. As a result of the planned disposition, the Company recorded an additional after tax loss of approximately $1.5 million in the first quarter of 1999, based on estimated proceeds from the disposal and updated estimates of operating results during the phase-out period.

Pro Forma Financial Information

         The Company incurred charges of $1.4 million before tax due to management changes at its Printed Office Products business during the first quarter of 1998, which are recorded in selling and administrative expenses in the accompanying Condensed Consolidated Income Statements. Excluding these charges the Company would have shown income from continuing operations of $6.7 million, or $0.41 per diluted share, and net income of $6.8 million, or $0.41 per diluted share in the first quarter of 1998.

Liquidity and Capital Resources

         On April 20, 1999, the Board of Directors authorized the repurchase of an additional 2.0 million shares, or 13% of the Common Stock outstanding, through negotiated transactions and open market purchases. This increases the size of the Company's current stock repurchase program to 3.7 million shares. Since inception of the program, the Company has purchased 1,453,200 shares at a cost of approximately $28.3 million.

         Stockholders' equity decreased $5.1 million during the first quarter of 1999 due primarily to stock repurchases by the Company and totaled $157.7 million at March 31, 1999.

         Cash and cash equivalents decreased $18.3 million during the first quarter of 1999 and totaled $41.8 million at March 31, 1999. Operating activities used $3.1 million in cash during the first quarter of 1999. The other significant uses of cash during the first quarter of 1999 were purchases of $7.9 million of property, plant and equipment, repurchase of $6.2 million of Common Stock, and payment of $2.5 million in dividends. Sales and exchanges of Common Stock provided $0.4 million in cash and Company owned life insurance policies provided $1.1 million in cash.

         The Company maintains a committed revolving credit agreement (the "Credit Agreement") with a bank under which the Company may borrow up to $50 million through April 22, 2001, at interest rates related to prime and Eurocurrency rates. At March 31, 1999 there were no borrowings under this Credit Agreement. A wholly owned subsidiary of the Company has borrowed approximately $6.5 million through a variable interest rate industrial revenue bond (the "Bond") due May 1, 2031. The interest rate on the Bond was 3.20% at March 31,

1999. The Bond is supported by a letter of credit issued pursuant to the Credit Agreement, which commensurately reduces the balance available to the Company under the Credit Agreement.

         The Company believes its liquid current assets, internal cash flow, availability of additional borrowing under its existing loan agreements, and, to the extent necessary, additional external financing, should adequately meet the Company's needs for the foreseeable future.

Year 2000 Issue

         The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 99 for 1999). On January 1, 2000, any clock or date recording mechanism, including date sensitive software which uses only two digits to represent the year, may recognize a date incorrectly (e.g., interpret the two digits 00 as the year 1900 rather than the year 2000). This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

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

         The Company has analyzed its IT systems in an effort to identify any systems that may experience problems relating to the Year 2000 issue and implement any changes required to remedy such problems. The result of the analysis was that most of the IT systems used by the Company were vulnerable to potential problems relating to the Year 2000 issue. A Company-wide enterprise resource planning ("ERP") software solution was chosen as the primary means to address the Year 2000 issue. The ERP software was selected not only to address the Year 2000 issue, but also to add functionality and efficiency in the business processes of the Company. The ERP software is being implemented in stages at each of the Company's operating companies. The first stage was comprised primarily of the financial modules. These implementations were completed as planned by the end of the first quarter of 1999. The second stage includes the manufacturing and distribution modules. Current plans call for these modules to be installed in some but not all of the operating companies. This stage is planned to be completed by the end of the second quarter of 1999. Remediation and testing of IT systems not replaced by the ERP software solution was substantially complete as of March 31, 1999.

         The Company has assessed its significant non-IT systems that may contain embedded microcontrollers to determine what remediation efforts may be necessary. To date, almost all non-IT systems tested have been evaluated as being not likely to experience problems relating to the Year 2000 issue. For those not compliant, the Company will either perform remediation or replace the non-IT system with a Year 2000 compliant solution. The Company anticipates having all non-IT systems compliant by the end of the second quarter of 1999.

         The Company is taking steps intended to assess the Year 2000 readiness of certain third parties whose possible lack of Year 2000 readiness could, in the Company's opinion, cause a materially adverse impact on the Company's business, results of operations or financial condition. All critical suppliers of goods and services have been contacted. The Company has received responses from over 70% of its critical suppliers and has reviewed their Year 2000 readiness based upon their responses. On the basis of these reviews and the Company's evaluation of each supplier's potential impact on its business, the Company is developing contingency plans. The Company currently anticipates that contingency plans for all critical suppliers and service providers will be in place by the end of the second quarter of 1999.

         In addition, contingency plans are being developed for critical internal and external business processes. The Company expects to have contingency plans in place to address the most likely potential risks. Management considers contingency planning to be an ongoing project and will continue to assess and revise the Company's contingency plans up to and beyond December 31, 1999, as necessary. Though essential to the operation of the Company's business, the software and operating systems that the Company utilizes may be supplemented by manual processing.


         The total Year 2000 remediation project is estimated to cost approximately $25 million of which approximately $18 million has been spent to date. All of the projected cost is expected to be funded from operating cash flow. Approximately 80% of the estimated spending relates to the ERP software solution. Costs associated with the ERP software solution will be treated as period expense or capitalized and amortized in accordance with applicable accounting principles and Company policy. Costs associated with correcting existing systems will be expensed as incurred.

         Failure to successfully execute the Company's Year 2000 readiness plans on a timely basis or the failure of external parties to achieve Year 2000 readiness on a timely basis could have a material adverse impact on the Company's financial position and results of operations.

Forward Looking Statements; Risks and Uncertainties

         From time to time, the Company or its representatives have made or may make forward-looking statements that reflect the Company's current expectations, hopes, intentions, plans, or strategies, orally or in writing. The words or phrases "is expected," "will continue," "anticipates," "estimates," "plans," "intends," or similar expressions in any of these communications are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update any such forward-looking statements. Except for historical information contained in this report, statements set forth in this report are forward-looking statements.

         There can be no assurance the Company's actual performance will not differ materially from that projected in the Company's forward-looking statements due to important factors including but not limited to those described below. The Company's expectations with respect to future sales and profits assume reasonable continued growth in the general economy, which affects demand for the Company's products. The Company's Printed Office Products business has experienced generally declining revenues since 1995 and while the Company has developed programs intended to halt these revenue declines and to increase this business' future revenues, such programs are new to the Company and there can be no assurance such programs will be successful. The Company's Specialty Packaging business has experienced a slowing of its historical revenue growth rates and margin reduction primarily due to greater competition and a maturation of certain markets in which this business participates. The Company's Specialty Packaging business is seeking more rapid growth through development of new products and penetration of new, higher growth markets. However, the Company may be less successful or it may take longer and cost more to develop new products and distribution channels and penetrate new markets than the Company currently anticipates. Loss of customers due to changes in customers' manufacturing processes that reduce or eliminate their need for the Company's products often cannot be predicted and may adversely affect the Company's revenues and profits. The Company has been engaged in monetizing non-strategic, redundant and low-productivity assets. The Company's ability to continue monetizing such assets depends in part upon the Company's ability to identify such assets as they become non-strategic or unproductive, the availability of suitable conversion strategies, demand for such assets among other parties, and market conditions generally. Further, the Company expects to develop programs intended to increase the rate of growth of the Company, which may include plans to acquire other companies and businesses. The Company's success in implementing an acquisition program will depend, among other things, on the Company's ability to identify, evaluate, negotiate, integrate and operate acquisitions; the availability of suitable acquisitions to the Company, competition for such acquisitions, the cost and availability of acquisition financing to the Company and others, and capital market conditions generally, all of which are subject to uncertainty.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits attached hereto:


NUMBER                                      DESCRIPTION
------                                      -----------
 10.7             Third Amendment dated December 31, 1998 to Revolving Credit
                  Agreement dated April 22, 1996 by and between American
                  Business Products, Inc. and SunTrust Bank, Atlanta, filed
                  herewith.

 27 Financial Data Schedules for First Quarter 1999 10-Q (for SEC use only)

b.       Reports on Form 8-K.

         On March 18, 1999 the Company filed a Current Report on Form 8-K to report the execution of a definitive agreement to acquire Tekkote Corp., a manufacturer of coated and printed products used in packaging and related fields. The acquisition is expected to be completed during the second quarter of 1999. The terms of the transaction were not disclosed.


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

                                        AMERICAN BUSINESS PRODUCTS, INC.
                                        --------------------------------
                                                (Registrant)



      Date:  April 21, 1999             /s/ Richard G. Smith
                                        ----------------------------
                                        Richard G. Smith
                                        Vice President
                                        and Chief Financial Officer



                                        /s/ Raymond J. Wilson
                                        ----------------------------
                                        Raymond J. Wilson
                                        Corporate Controller

                        AMERICAN BUSINESS PRODUCTS, INC.

                                INDEX OF EXHIBITS


NUMBER                                      DESCRIPTION
------                                      -----------

10.7              Third Amendment dated December 31, 1998 to Revolving Credit
                  Agreement dated April 22, 1996 by and between American
                  Business Products, Inc. and SunTrust Bank, Atlanta, filed herewith.

27                Financial Data Schedules for First Quarter 1999 10-Q
                  (for SEC use only)