Form 10-Q
period 1999-06-30
AMERICAN BUSINESS PRODUCTS INC
filed 1999-07-22
CIK 4672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended   June 30, 1999         Commission file number 1-7088
                            ---------------                               ------

                        AMERICAN BUSINESS PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Georgia                                                                    58-1030529
------------------------------------------------------------------------------------------------------
(State of Incorporation)                                             (IRS Employer Identification No.)


2100 RiverEdge Parkway, Suite 1200, Atlanta, Georgia                               30328
------------------------------------------------------------------------------------------------------
  (Address of principal executive offices)                                      (Zip Code)


Registrant's telephone number, including area code                            (770) 953-8300
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


Yes  X    No
    ---      ---

Common Stock, $2.00 par value                                    15,095,995 shares
-----------------------------                             ------------------------------
       (Class)                                            (Outstanding at June 30, 1999)



                                  Page 1 of 20
                            Exhibit Index on Page 20

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        AMERICAN BUSINESS PRODUCTS, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
          FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                               1999               1998
                                                           -----------       -----------
NET SALES                                                  $   116,724       $   113,336
                                                           -----------       -----------

COST AND EXPENSES
  Cost of goods sold                                            83,918            79,021
  Selling and administrative expenses                           25,375            24,763
  Other charges                                                     --             5,155
                                                           -----------       -----------
                                                               109,293           108,939
                                                           -----------       -----------

OPERATING INCOME                                                 7,431             4,397

  Miscellaneous income (expense) - net                             546              (512)
                                                           -----------       -----------

INCOME BEFORE INTEREST AND INCOME TAXES                          7,977             3,885

INTEREST INCOME (EXPENSE)
  Interest expense                                              (1,533)           (1,605)
  Interest income                                                  741             1,127
                                                           -----------       -----------
                                                                  (792)             (478)

INCOME BEFORE INCOME TAXES                                       7,185             3,407

PROVISION FOR INCOME TAXES                                       2,561             1,488
                                                           -----------       -----------

INCOME FROM CONTINUING OPERATIONS                                4,624             1,919

DISCONTINUED OPERATION
  Income from operations - net of income taxes of $37               --                49
                                                           -----------       -----------

NET INCOME                                                 $     4,624       $     1,968
                                                           ===========       ===========

PER COMMON SHARE
  Income from continuing operations
     Basic                                                 $      0.31       $      0.12
     Diluted                                               $      0.31       $      0.12

  Income from discontinued operation
     Basic                                                 $        --       $      0.00
     Diluted                                               $        --       $      0.00

  Net Income
     Basic                                                 $      0.31       $      0.12
     Diluted                                               $      0.31       $      0.12

DIVIDENDS PER COMMON SHARE                                 $     0.165       $     0.155

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                 15,026,242        16,122,919

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                      15,044,491        16,222,802


See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                                1999               1998
                                                            -----------        -----------
NET SALES                                                   $   228,663        $   232,430
                                                            -----------        -----------

COST AND EXPENSES
  Cost of goods sold                                            163,519            162,098
  Selling and administrative expenses                            50,357             51,559
  Other charges                                                      --              5,155
                                                            -----------        -----------
                                                                213,876            218,812
                                                            -----------        -----------

OPERATING INCOME                                                 14,787             13,618

  Miscellaneous income (expense) - net                              888               (257)
                                                            -----------        -----------

INCOME BEFORE INTEREST AND INCOME TAXES                          15,675             13,361

INTEREST INCOME (EXPENSE)
  Interest expense                                               (2,575)            (2,940)
  Interest income                                                 1,429              2,198
                                                            -----------        -----------
                                                                 (1,146)              (742)

INCOME BEFORE INCOME TAXES                                       14,529             12,619

PROVISION FOR INCOME TAXES                                        5,153              4,861
                                                            -----------        -----------

INCOME FROM CONTINUING OPERATIONS                                 9,376              7,758

DISCONTINUED OPERATION
  Income from operations - net of income taxes of $117               --                156

  Loss on disposal - net of income tax benefit of $542           (1,513)                --
                                                            -----------        -----------
NET INCOME                                                  $     7,863        $     7,914
                                                            ===========        ===========

PER COMMON SHARE
  Income from continuing operations
     Basic                                                  $      0.62        $      0.48
     Diluted                                                $      0.62        $      0.48

  Income (loss) from discontinued operation
     Basic                                                  $     (0.10)       $      0.01
     Diluted                                                $     (0.10)       $      0.01

  Net Income
     Basic                                                  $      0.52        $      0.49
     Diluted                                                $      0.52        $      0.49

DIVIDENDS PER COMMON SHARE                                  $      0.33        $      0.31

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                  15,198,507         16,204,281

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                       15,225,496         16,301,991


See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                  June 30,     December 31,
                                                                    1999           1998
                                                                  --------     ------------
                                                                (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                       $ 30,027        $ 60,034
  Accounts receivable, less allowances of
    $1,769 and $1,133                                               58,201          50,398
  Inventories                                                       31,168          32,044
  Net assets of discontinued operation                                  --          15,000
  Other                                                              9,393           8,735
                                                                  --------        --------
    Total Current Assets                                           128,789         166,211

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                               2,523           2,523
  Buildings and improvements                                        38,560          38,115
  Machinery, equipment and software                                103,915          82,252
  Construction in progress                                           3,878          12,091
                                                                  --------        --------
                                                                   148,876         134,981
  Less accumulated depreciation                                     63,512          57,640
                                                                  --------        --------
                                                                    85,364          77,341

INTANGIBLE ASSETS FROM ACQUISITIONS
  Goodwill, less amortization of $6,396 and $5,863                  36,071          26,339
  Other, less amortization of $5,519 and $5,328                        655             619
                                                                  --------        --------
                                                                    36,726          26,958

DEFERRED INCOME TAXES                                               14,408          14,724
OTHER ASSETS                                                        13,946          16,010
                                                                  --------        --------
TOTAL ASSETS                                                      $279,233        $301,244
                                                                  ========        ========

CURRENT LIABILITIES
  Accounts payable                                                $ 35,657        $ 45,881
  Salaries and wages                                                 7,417           9,442
  Profit sharing contributions                                       1,332           3,473
  Current maturities of long-term debt                               8,657           8,833
                                                                  --------        --------
    Total Current Liabilities                                       53,063          67,629

LONG-TERM DEBT                                                      34,918          34,016
SUPPLEMENTAL RETIREMENT BENEFITS                                    19,723          20,418
POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS                          13,995          16,441

STOCKHOLDERS' EQUITY
  Common stock - $2 par value; authorized 50,000,000 shares,
    issued 16,938,397 and 16,740,197 shares                         33,877          33,480
  Additional paid-in capital                                        10,857           8,169
  Retained earnings                                                149,663         146,824
  Unearned compensation                                             (2,586)             --
                                                                  --------        --------
                                                                   191,811         188,473
  Less 1,842,402 and 1,330,102 shares of common
    stock in treasury - at cost                                     34,277          25,733
                                                                  --------        --------
                                                                   157,534         162,740
                                                                  --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $279,233        $301,244
                                                                  ========        ========


See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                             (Dollars in thousands)

                                                                         1999           1998
                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Continuing operations
  Income from continuing operations                                    $  9,376       $  7,758
                                                                       --------       --------
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation and amortization                                        7,195          6,110
     Loss on disposition of plant and equipment                              36          3,904
     Loss on sale of joint venture investment                                --          1,849
     Change in assets and liabilities, excluding
       effects of acquisitions and dispositions:
          Increase in accounts receivable                                (4,464)          (204)
          (Increase) decrease in inventories                              1,896         (2,634)
          Decrease in other current assets                                1,316          1,539
          (Increase) decrease in intangible and other assets                849           (591)
          Decrease in accounts payable                                  (11,461)        (4,344)
          Decrease in other current liabilities                          (2,569)          (390)
          Decrease in supplemental retirement benefits
            and postemployment benefits                                  (3,141)          (443)
          (Increase) decrease in deferred income taxes                       (1)           630
                                                                       --------       --------

               Total adjustments                                        (10,344)         5,426

               Net cash provided (used) by continuing operations           (968)        13,184

  Discontinued operation
  Income (loss) from discontinued operation                              (1,513)           156
  Adjustments to reconcile net income to net cash provided
    by operating activities
     Depreciation and amortization                                        1,136          1,299
     Write-down of assets to net realizable value                         1,156             --
     Gain on disposition of plant and equipment                              --            (83)
     Change in assets and liabilities:
          (Increase) decrease in accounts receivable                        321           (505)
          Decrease in inventories                                           267            334
          Increase in other current assets                               (1,328)          (224)
          (Increase) decrease in intangible and other assets                 42           (107)
          Increase (decrease) in accounts payable                        (2,661)           391
          Increase (decrease) in other current liabilities                 (209)             4
          Decrease in supplemental retirement benefits and
            postemployment benefits                                          --             59
          (Increase) decrease in deferred income taxes                      317            (93)
                                                                       --------       --------

               Total adjustments                                           (959)         1,075

               Net cash provided (used) by discontinued operation        (2,472)         1,231

               Net cash provided (used) by operating activities          (3,440)        14,415

CASH FLOWS FROM INVESTING ACTIVITIES
  Continuing operations
  Decrease in and liquidation of cash value of life insurance             1,367          4,438
  Net assets acquired                                                   (15,644)            --
  Additions to property, plant and equipment                             (9,788)        (8,068)
  Proceeds from sale of joint venture investment                             --          4,446
  Proceeds from disposition of property, plant and equipment                119          3,136
                                                                       --------       --------
                                                                        (23,946)         3,952
  Discontinued operation
  Additions to property, plant and equipment                             (2,328)        (2,560)
  Proceeds from disposition of property, plant and equipment                 17             85
  Proceeds from disposition of discontinued operation                    12,033             --
                                                                       --------       --------
                                                                          9,722         (2,475)

               Net cash provided (used) by investing activities         (14,224)         1,477

CASH FLOWS FROM FINANCING ACTIVITIES
  Continuing operations
  Reductions of long-term debt                                             (114)          (115)
  Issuance of long-term debt                                              1,016             --
  Sales and exchanges of common stock                                       499            316
  Repurchase of common stock                                             (8,544)       (10,291)
  Dividends paid                                                         (5,024)        (5,009)
                                                                       --------       --------

                                                                        (12,167)       (15,099)
  Discontinued operation
  Reductions of long-term debt                                             (176)           (93)
                                                                       --------       --------

               Net cash used by financing activities                    (12,343)       (15,192)

  Net increase (decrease) in cash and cash equivalents                  (30,007)           700
  Cash and cash equivalents at beginning of period                       60,034         75,092
                                                                       --------       --------
  Cash and cash equivalents at end of period                           $ 30,027       $ 75,792
                                                                       ========       ========


See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Unaudited Condensed Consolidated Financial Statements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles which in certain instances require the use of management's estimates. The information contained in these condensed consolidated financial statements and notes for the three and six month periods ended June 30, 1999 and 1998 is unaudited but, in the opinion of management, all adjustments necessary for a fair presentation of such information have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

5.       Inventories

Inventories consisted of the following at the dates indicated:

                                                        June 30,      December 31,
                                                          1999           1998
                                                        --------       --------
                                                       (Unaudited)
         (in thousands)
         Raw materials                                  $ 15,889       $ 16,740
         Work in process                                   4,055          3,712
         Finished goods                                   13,636         14,021
                                                        --------       --------
                                                          33,580         34,473
         Inventory obsolescence reserve                   (2,412)        (2,429)
                                                        --------       --------
         Net inventory                                  $ 31,168       $ 32,044
                                                        ========       ========

6.       Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 1999 and 1998 was as follows (unaudited):

                                                     Three months ended June 30,
                                                     ---------------------------
                                                        1999          1998
                                                       -------       -------
         (in thousands)


         Net income                                    $ 4,624       $ 1,968
         Foreign currency translation adjustments           --          (261)
                                                       -------       -------
         Comprehensive income                          $ 4,624       $ 1,707
                                                       =======       =======


                                                     Six months ended June 30,
                                                     -------------------------
                                                        1999          1998
                                                       ------        -------
         (in thousands)
         Net income                                    $7,863        $ 7,914
         Foreign currency translation adjustments          --           (261)
                                                       ------        -------
         Comprehensive income                          $7,863        $ 7,653
                                                       ======        =======


7.       Acquisition

On April 30, 1999 the Company acquired substantially all of the property, rights and assets of Tekkote Corp., a manufacturer of coated and printed products for use in packaging and related fields. The transaction has been accounted for as a purchase with the results of Tekkote Corp. included with those of the Company's extrusion coating and laminating segment beginning May 1, 1999. The negotiated purchase price was $14.3 million in cash and assumption of a note payable of $1.0 million. The principal and interest, based on LIBOR, of the note are due October 31, 2000.

The following are the components of net assets acquired of Tekkote Corp.:

                                          April 30, 1999
                                          --------------
         (in thousands)
         Accounts receivable                $  2,258
         Inventory                             1,019
         Other current assets                     10
         Property, plant and equipment         5,875
         Other long-term assets                  152
         Goodwill                             10,264
         Other intangible assets                 229
         Accounts payable                     (3,788)
         Other current liabilities              (375)
                                            --------
         Net assets acquired                $ 15,644


         The acquired goodwill is being amortized on the straight-line basis over 20 years.

8.       Discontinued Operation

On May 28, 1999 the Company sold the business and assets of Bookcrafters USA, Inc., its hardcover and softcover book manufacturing and distribution segment to The Sheridan Group. Accordingly, the segment has been accounted for as a discontinued operation and prior period financial statements were reclassified.

The Company assigned certain operating leases entered into by Bookcrafters USA, Inc. prior to the sale. The Company guaranteed the payments on these leases which expire between January 1, 2003 and January 1, 2004. At June 30, 1999, the aggregate amount of guaranteed lease payments was $2,324,926.

In the first quarter of 1999, the Company recorded a loss of $1,513,000 after tax for the disposal of the segment. No adjustment was required to the loss on disposal of the segment at the date of sale.

The following are the components of the net assets for discontinued operations of BookCrafters USA, Inc.:

         (in thousands)                                        December 31,
                                                                  1998
                                                                --------
         Current net assets:
         Accounts receivable                                    $  9,463
         Inventory                                                 2,483
         Other assets                                                  5
         Accounts payable                                         (3,730)
                                                                --------
         Total net current assets                                  8,221

         Long-term assets:
         Property, plant and equipment, net of accumulated
           depreciation of $20,719                                 6,682
         Other long-term                                              97
                                                                --------
         Total long-term assets                                    6,779
         Net assets of discontinued operation                   $ 15,000
                                                                ========


         Assets are shown at their net realizable values and liabilities are shown at their face amounts.

Summarized income statement information for BookCrafters USA, Inc. is as follows (unaudited):

         FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998        1999          1998
                                                                --------       -------
         (in thousands)
         Net sales                                              $  7,413       $ 11,801
         Operating income                                       $     --       $    125

         FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
         (in thousands)
         Net sales                                              $ 18,799       $ 23,779
         Operating income (loss)                                $   (888)      $    290

9.       Compensation Plans

The Company adopted the American Business Products, Inc. 1999 Incentive Compensation Plan (the "1999 Plan"), at the 1999 Annual Meeting of Shareholders held on May 5, 1999. Future stock-based compensation will be made pursuant to the 1999 plan which will replace the 1991 Stock Incentive Plan and the 1993 Directors' Stock Incentive Plan. Under the 1999 plan, options may be granted at fair value to key employees. As of June 30, 1999, the Company has issued options to purchase 317,000 shares of Common Stock pursuant to the 1999 Plan. The 1999 plan also provides for performance share awards. The Company issued 171,000 shares of restricted stock during the second quarter of 1999 pursuant to the 1999 Plan that may vest in whole or in part, or may be forfeited, based on the Company's performance over the next three years. The fair value of these restricted shares at date of grant was $2,586,375 which is recorded as unearned compensation in the accompanying June 30, 1999 Condensed Consolidated Balance Sheet. The Company also issued 100 shares of restricted stock pursuant to the 1999 Plan to each nonemployee director during the second quarter of 1999, for a total of 1,000 shares, resulting in $15,125 of compensation expense recorded in selling and administrative expenses in the accompanying condensed consolidated income statements.

10.      Shareholders' Rights Plan

On May 5, 1999, the Board of Directors adopted a Rights Plan which will expire November 6, 2009. The Company's current Rights Plan adopted October 25, 1989 will expire November 6, 1999. Under the new rights plan, shareholders of record on May 17, 1999, and shareholders who acquire the Company's common stock after that date until the distribution date will receive rights to purchase six shares of the Company's common stock

(subject to adjustment) at a price equal to 20% of the then current market price. In the event there is an insufficient number of authorized but unissued shares of the Company to honor all of the rights, the Board of Directors may substitute alternative securities or cash. The rights will be exercisable if a person or group acquires beneficial ownership of 30% or more of the Company's outstanding common stock, or begins a tender or exchange offer for 30% or more of the Company's outstanding common stock. In addition, the rights will be exercisable if an "adverse person", as determined by the Board of Directors, acquires a beneficial ownership of 10% or more of the Company's outstanding common stock. The Board of Directors may redeem the rights for $0.01 per right at any time up to 20 days after the time they become exercisable. Until a triggering event, the rights attach to and trade with the shares of the Company's common stock. No separate rights certificate will be issued until an event triggering the exercise of the rights occurs.

11.      Business Segment Information

         (unaudited)
         (in thousands)                            Net External    Net Internal       Operating
         THREE MONTHS ENDED JUNE 30, 1999              Sales           Sales         Profit (Loss)
                                                   ------------    ------------      -------------
         Extrusion Coating & Laminating              $ 33,617          $  504          $  3,744
         Soft Packaging                                22,579           1,459             1,566
         Labels                                        16,715           1,076             2,167
                                                     --------          ------          --------
         Total Specialty Packaging Business            72,911           3,039             7,477
                                                     --------          ------          --------
         Printed Office Products                       43,813              --             1,397
         Corporate                                         --              --              (897)
                                                     --------          ------          --------
         Total                                       $116,724          $3,039          $  7,977
                                                     ========          ======          ========

         SIX MONTHS ENDED JUNE 30, 1999

         Extrusion Coating & Laminating              $ 62,473          $  828          $  6,070
         Soft Packaging                                45,829           3,043             3,449
         Labels                                        31,945           2,689             4,343
                                                     --------          ------          --------
         Total Specialty Packaging Business           140,247           6,560            13,862
                                                     --------          ------          --------

         Printed Office Products                       88,416              --             3,406
         Corporate                                         --              --            (1,593)
                                                     --------          ------          --------
         Total                                       $228,663          $6,560          $ 15,675
                                                     ========          ======          ========


         THREE MONTHS ENDED JUNE 30, 1998

         Extrusion Coating & Laminating              $ 30,735          $  143          $  3,287
         Soft Packaging                                21,564           1,638               979
         Labels                                        14,947           1,215             2,831
                                                     --------          ------          --------
         Total Specialty Packaging Business            67,246           2,996             7,097
                                                     --------          ------          --------

         Printed Office Products                       46,090               7            (1,251)
         Corporate                                         --              --            (1,961)
                                                     --------          ------          --------
         Total                                       $113,336          $3,003          $  3,885
                                                     ========          ======          ========

         SIX MONTHS ENDED JUNE 30, 1998

         Extrusion Coating & Laminating              $ 62,047          $  331          $  6,659
         Soft Packaging                                43,225           3,485             2,115
         Labels                                        29,757           2,406             5,741
                                                     --------          ------          --------
         Total Specialty Packaging Business           135,029           6,222            14,515
                                                     --------          ------          --------

         Printed Office Products                       97,401               7             1,451
         Corporate                                         --              --            (2,605)
                                                     --------          ------          --------
         Total                                       $232,430          $6,229          $ 13,361
                                                     ========          ======          ========

In all material respects, the Company accounts for intercompany sales and transfers as if the sales or transfers were to third parties.

Operating profit for each segment is adjusted income before interest and taxes , which is income before interest and taxes adjusted to include, in lieu of corporate expense allocations, a capital charge equal to 2.5% of the invested capital used in the business segment, which has been netted with Corporate.

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

         Net sales from continuing operations for the second quarter of 1999 were $116.7 million, an increase of 3.0%, compared to $113.3 million in the second quarter of 1998. Net sales from continuing operations for the six months ended June 30, 1999 were $228.7 million, a decrease of 1.6% from the $232.4 million of net sales for the six months ended June 30, 1998. A more detailed analysis of net sales is included in the discussion below of the Company's two continuing businesses: Specialty Packaging and Printed Office Products.

         The Company's gross profit margin from continuing operations was 28.1% in the second quarter of 1999 compared to 30.3% in the second quarter of 1998. The reduced margin in the second quarter of 1999 was due primarily to lower margin in the Company's labels and printed office products segments partially offset by increased margin in extrusion coating and laminating and soft packaging. The lower margin in labels and printed office products was caused primarily by changes in product mix in the case of labels and lower revenues in the case of printed office products. The extrusion coating and laminating margin increased due to an improved product mix during the second quarter of 1999. The soft packaging margin increased due to increased sales of higher margin products for use in the package delivery markets. The Company's gross margin from continuing operations for the six months ended June 30, 1999 was 28.5% compared to 30.3% for the six months ended June 30, 1998. The reduced margin in the first six months of 1999 was due primarily to lower margin in the Company's extrusion coating and laminating, labels and printed office products segments partially offset by increased margin in soft packaging. The explanation of margin change for soft packaging, labels and printed office products is the same as the second quarter, discussed above. The lower margin in extrusion coating and laminating for the six months ended June 30, 1999 was due to lower sales, and a less favorable product mix in the first quarter of 1999.

         Selling and administrative expenses from continuing operations (as a percentage of net sales) were 21.7% in the second quarter of 1999 compared to 21.8% in the second quarter of 1998. Selling and administrative expenses from continuing operations for the six months ended June 30, 1999 were 22.0% compared to 22.2% for the six months ended June 30, 1998. Included in the results for the six months ended June 30, 1998 were charges related to management changes and reorganization at the Company's printed office products segment of $1.4 million. Excluding these charges, selling and administrative expenses from continuing operations (as a percentage of sales) for the six months ended June 30, 1998 would have been 21.3%. The higher selling and administrative expenses as a percentage of net sales for the six months ended June 30, 1999 was due primarily to higher expenses as a percentage of net sales in the printed office products segment due primarily to lower sales, partially offset by a decline in the labels segment due primarily to higher sales.

         During the second quarter of 1998, the Company conducted a review of a custom-designed software system that was being developed by the Company's printed office products business. After extensive review, the Company decided to discontinue the software development project. The Company recorded a pre-tax charge in the second quarter of 1998 of approximately $5.2 million to write off the Company's investment in the project.

         Miscellaneous-net income was $0.5 million in the second quarter of 1999 compared to miscellaneous-net expense of $0.5 million in the second quarter of 1998. Miscellaneous-net income for the six months ended June 30, 1999 was $0.9 million, compared to $0.3 million of miscellaneous-net expense for the six months ended June 30, 1998. The second quarter of 1998 and the six months ended June 30, 1998 results included a loss on the sale of the Company's investment in Curtis 1000 Europe GmbH of approximately $1.8 million and gains from asset disposals of approximately $1.2 million. Excluding these items, miscellaneous-net income for the second quarter of 1998 would have been $0.2 million and miscellaneous-net income for the six months ended June 30, 1998 would have been $0.4 million.

         Interest expense for the second quarter of 1999 was $1.5 million, a decrease of 4.5% from $1.6 million in the second quarter of 1998. Interest expense for the six months ended June 30, 1999 was $2.6 million, a decrease of 12.4% from the $2.9 million for the six months ended June 30, 1998. The decrease in 1999 was due primarily to reduced long-term debt.

         Interest income for the second quarter of 1999 was $0.7 million, a decrease of 34.3% from the $1.1 million in the second quarter of 1998. Interest income for the six months ended June 30, 1999 was $1.4 million, a decrease of 35.0% from the $2.2 million for the six months ended June 30, 1998. The decrease in 1999 was due primarily to lower average investment balances.

         The Company's effective income tax rate from continuing operations decreased to 35.6% in the second quarter of 1999 compared to 43.7% in the second quarter of 1998. The effective tax rate was 35.5% and 38.5% for the six month periods ended June 30, 1999 and June 30, 1998, respectively. The lower effective rate in 1999 resulted from state tax planning strategies. The higher effective rate in 1998 was impacted by the non-deductible portion of the loss on the sale of the Company's investment in Curtis 1000 Europe GmbH.

Specialty Packaging

         The Company's Specialty Packaging business is composed of three segments: extrusion coating and laminating of packaging and other products, soft packaging including Tyvek(R) mailers, and printing of labels.

         On April 30, 1999, the Company acquired substantially all of the property, rights and assets of Tekkote Corp. ("Tekkote"), a manufacturer of coated and printed products for use in packaging and related fields whose revenues for 1998 were approximately $30 million. The negotiated purchase price was $14.3 million in cash and a note payable of $1.0 million due October 31, 2000. This acquisition will enable the extrusion coating and laminating segment to offer a broader line of release liner products used in pressure sensitive applications and packaging. The acquisition has been accounted for as a purchase with the results of Tekkote included with those of the Company's extrusion coating and laminating segment beginning May 1, 1999.

         In the second quarter of 1999, the Company's Specialty Packaging business' net sales were $76.0 million, an increase of 8.1% compared to $70.2 million in the second quarter of 1998. Net sales for the six months ended June 30, 1999 were $146.8 million, an increase of 3.9% compared to $141.3 million for the six months ended June 30, 1998. The sales increase in the second quarter of 1999 was due primarily to the inclusion of sales from the acquisition of Tekkote, and to revenue gains in the soft packaging and labels segments. A more detailed explanation of each of the segments' results is discussed below.

         The Company measures each of its businesses' and segments' operating profit, which the Company defines as income before interest and taxes less a capital charge equal to 2.5% of the net assets used by that business or segment. The capital charge is in lieu of any corporate expense allocation.

         In the second quarter of 1999, the Company's Specialty Packaging business' operating profit was $7.5 million, an increase of 5.4% compared to $7.1 million in the second quarter of 1998. The operating profit for the six months ended June 30, 1999 was $13.9 million, a decrease of 4.5% compared to $14.5 for the six months ended June 30, 1998. The operating profit increase in the second quarter of 1999 was due to increased gross margin in the extrusion coating and laminating and soft packaging segments partially offset by decreased gross margin in the labels segment. The operating profit decrease for the six months ended June 30, 1999 was due to decreased sales in extrusion coating and laminating and decreased gross margin in labels, partially offset by increased sales and gross margin in soft packaging.

         The Specialty Packaging business' extrusion coating and laminating segment generated net sales of $34.1 million in the second quarter of 1999, a 10.5% increase compared to $30.9 million in the second quarter of 1998. Net sales for the extrusion coating and laminating segment for the six months ended June 30, 1999 were $63.3 million, an increase of 1.5% compared to $62.4 million for the six months ended June 30, 1998. The sales increase was due primarily to the inclusion of sales from the Tekkote acquisition, partially offset by reduced demand for certain mature products.

         The extrusion coating and laminating segment reported operating profit in the second quarter of 1999 of $3.7 million, an increase of 13.9%, compared to operating profit of $3.3 million in the second quarter of 1998. Operating profit for the extrusion coating and laminating segment for the first six months of 1999 was $6.1 million, a decrease of 8.8%, compared to $6.7 for the six months ended June 30, 1998. The increase in the second quarter of 1999 was due primarily to increased demand for certain higher margin products. The decrease in the first six months of 1999 was due primarily to lower unit prices, lower demand for certain mature products and inventory adjustments by customers in the first quarter of 1999.

         The Company is continuing to seek to accelerate the growth of its extrusion coating and laminating segment by developing or acquiring complementary technologies, capabilities, manufacturing plants and personnel. In line with this objective, the Company completed the acquisition of Tekkote during the second quarter of 1999, discussed above. In addition, the Company is intensifying its programs to develop additional new products and markets.

         The Specialty Packaging business' soft packaging segment generated net sales of $24.0 million in the second quarter of 1999, an increase of 3.6% compared to $23.2 million in the second quarter of 1998. Net sales for the six months ended June 30, 1999 for the soft packaging segment were $48.9 million, an increase of 4.6% compared to $46.7 million for the six months ended June 30, 1998. Sales growth in 1999 resulted primarily from increased demand from the soft goods order fulfillment market, partially offset by a reduction in sales of Priority Mail envelopes due to customer cost containment programs in the second quarter of 1999.

         The soft packaging segment reported operating profit in the second quarter of 1999 of $1.6 million, an increase of 60.0%, compared to operating profit of $1.0 million in the second quarter of 1998. Operating profit for the soft packaging segment for the six months ended June 30, 1999 was $3.4 million, an increase of 63.1% compared to $2.1 million for the six months ended June 30, 1998. The increase in 1999 operating profit resulted from increased sales as well as improved margins from the expansion of higher value-added packaging applications in the growing order fulfillment market.

         The Specialty Packaging business' labels segment generated net sales of $17.8 million in the second quarter of 1999, a 10.1% increase compared to $16.2 million in the second quarter of 1998. Net sales for the six months ended June 30, 1999 for the label segment were $34.6 million, an increase of 7.7% compared to $32.2 million for the six months ended June 30, 1998. The increase in 1999 resulted primarily from increased sales of multi-color, higher quality labels, partially offset by declining demand for single-color labels.

         The Company's labels segment reported operating profit in the second quarter of 1999 of $2.2 million, a decrease of 23.5%, compared to operating profit of $2.8 million in the second quarter of 1998. Operating profit for the label segment for the six months ended June 30, 1999 was $4.3 million, a decrease of 24.4% compared to $5.7 million for the six months ended June 30, 1998. The decrease in 1999 profits resulted from declining sales of single-color labels for office applications, which users may produce for themselves with personal computers and inexpensive printers, partially offset by increased sales of higher quality labels, sales through new distribution channels and sales of labels to packaging markets which have yielded lower margins, in part due to inefficiencies and other start-up costs incurred in entering these new markets.

Printed Office Products

         The Company's Printed Office Products segment generated net sales of $43.8 million in the second quarter of 1999, a 5.0% decrease compared to $46.1 million in the second quarter of 1998. Net sales for the six months ended June 30, 1999 for the Printed Office Products segment were $88.4 million, a decrease of 9.2% compared to $97.4 million for the six months ended June 30, 1998. This segment has experienced generally declining sales in recent quarters, which continued in the first half of 1999. Comparisons with 1998 sales also reflect larger backlogs in the first quarter of 1998 caused by production bottlenecks in 1997 and a large order from a single customer in the first quarter of 1998 which was not repeated in 1999.

         The Company's Printed Office Products segment reported operating profit in the second quarter of 1999 of $1.4 million compared to an operating loss of $1.3 million in the second quarter of 1998. Operating profit for the Printed Office Segment for the six months ended June 30, 1999 was $3.4 million, an increase of 74.6% compared to $1.5 million for the six months ended June 30, 1998. Included in the 1998 results are charges related to management changes and reorganization of $1.4 million in the first quarter of 1998, charges from the write-off of the segment's former order entry systems project of $5.2 million in the second quarter of 1998 and gains from the sale of realty rendered redundant by the 1996-1997 plant consolidation program of $0.7 million in the second quarter of 1998. Exclusive of these charges and gains, the Printed Office Products segment would have reported operating profit of $3.2 million in the second quarter of 1998 and $7.3 million for the first six months of 1998. The decrease in 1999 operating profit was due primarily to the reduced sales in this segment.

         In March, 1999, the Company appointed a new President for its Printed Office Products business and has developed various programs intended to halt the revenue decline and recover revenue growth. These programs include steps to improve the effectiveness of the business' direct sales force to develop national accounts and to focus on core product sales. Though there can be no assurance such programs will be successful, the Company presently expects that these programs will generate new revenues later this year.

Discontinued Operation

         On May 28, 1999, the Company sold its hardcover and softcover book manufacturing business to The Sheridan Group. The financial statements reflect the operating results of this business as a discontinued operation and prior period financial information have been appropriately restated. This initiative is part of an overall corporate restructuring intended to enhance profitability by focusing the Company on its Specialty Packaging and Printed Office Products businesses. As a result of this disposition, the Company recorded an additional after tax loss of approximately $1.5 million in the first quarter of 1999.

Pro Forma Financial Information

         The Company incurred charges of $1.4 million before tax due to management changes at its Printed Office Products business during the first quarter of 1998, which are recorded in selling and administrative expenses in the accompanying Condensed Consolidated Income Statements, charges of $5.2 million before tax to write-off the Company's investment in the software development project in the Printed Office Products business in the second quarter of 1998, which is recorded in other charges in the accompanying Condensed Consolidated Income Statements, a loss of $1.8 million before tax on the sale of the Company's investment in Curtis 1000 Europe GmbH in the second quarter of 1998, which is recorded in miscellaneous-net in the accompanying Condensed Consolidated Income Statements, and a gain of $0.7 million before tax from the sale of realty rendered redundant by the Printed Office Products plant consolidation program in the second quarter of 1998, which is recorded in miscellaneous-net in the accompanying Condensed Consolidated Income Statements. Excluding these amounts, the Company would have shown income from continuing operations of $6.1 million, or $0.38 per diluted share, and net income of $6.2 million, or $0.38 per diluted share for the second quarter of 1998, and income from continuing operations of $12.8 million, or $0.78 per diluted share, and net income of $12.9 million, or $0.79 per diluted share for the six months ended June 30, 1998.

Liquidity and Capital Resources

         On April 20, 1999, the Board of Directors authorized the repurchase of an additional 2.0 million shares pursuant to the Company's current stock repurchase program. This new authorization represents an additional 13% of the Common Stock outstanding, which may be purchased through negotiated transactions and open market purchases. This increases the size of the Company's current stock repurchase program to 3.7 million shares. Since inception of the program, the Company has purchased 1,606,300 shares at a cost of approximately $30.7 million.

         Stockholders' equity decreased $5.2 million during the first six months of 1999 due primarily to stock repurchases by the Company and totaled $157.5 million at June 30, 1999.

         Cash and cash equivalents decreased $30.0 million during the first six months of 1999 and totaled $30.0 million at June 30, 1999. Operating activities used $3.4 million in cash during the first six months of 1999 due primarily to reductions in current liabilities. The other significant uses of cash in 1999 were the purchase of Tekkote for $14.6 million, purchases of $12.1 million of property, plant and equipment, repurchase of $8.5 million of Common Stock, payment of $5.0 million in dividends and repayment of $0.3 million of debt. The sale of the Company's book manufacturing segment provided $12.0 million in cash during 1999. Sales and exchanges of Common Stock provided $0.5 million in cash and proceeds from Company owned life insurance policies provided $1.4 million in cash.

         The Company maintains a committed revolving credit agreement (the "Credit Agreement") with a bank under which the Company may borrow up to $50 million through April 22, 2002, at interest rates related to prime and Eurocurrency rates. At June 30, 1999 there were no borrowings under this Credit Agreement. A wholly owned subsidiary of the Company has borrowed approximately $6.5 million through a variable interest rate industrial revenue bond (the "Bond") due May 1, 2031. The interest rate on the Bond was 3.80% at June 30, 1999. The Bond is supported by a letter of credit issued pursuant to the Credit Agreement, which commensurately reduces the balance available to the Company under the Credit Agreement.

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

         The Company has analyzed its IT systems in an effort to identify any systems that may experience problems relating to the Year 2000 issue and implement any changes required to remedy such problems. The result of the analysis was that most of the IT systems used by the Company were vulnerable to potential problems relating to the Year 2000 issue. A Company-wide enterprise resource planning ("ERP") software solution was chosen as the primary means to address the Year 2000 issue. The ERP software was selected not only to address the Year 2000 issue, but also to add functionality and efficiency in the business processes of the Company. The ERP software is being implemented in stages at each of the Company's operating companies. The first stage was comprised primarily of the financial modules. These implementations have been completed. The second stage includes the manufacturing and distribution modules. Current plans call for these modules to be installed in some but not all of the operating companies. This stage is planned to be completed during the third quarter of 1999. Remediation and testing of IT systems not replaced by the ERP software solution was complete as of June 30, 1999.

         The Company has assessed its significant non-IT systems that may contain embedded microcontrollers to determine what remediation efforts may be necessary. All non-IT systems tested have been evaluated as being not likely to experience problems relating to the Year 2000 issue or it has been determined that non-compliance will not likely affect the functionality of the equipment.

         The Company is taking steps intended to assess the Year 2000 readiness of certain third parties whose possible lack of Year 2000 readiness could, in the Company's opinion, cause a materially adverse impact on the Company's business, results of operations or financial condition. The Company has identified and contacted all parties identified as critical suppliers of goods and services. The Company has received responses from virtually all of these critical suppliers and has reviewed their Year 2000 readiness based upon their responses. On the basis of these reviews and the Company's evaluation of each supplier's potential impact on its business, contingency plans have been developed. These contingency plans include accepting certain potential risk from lack of Year 2000 readiness, identifying alternative suppliers of the goods or services and increasing inventories.

         In addition, contingency plans have been developed for critical internal and external business processes. Contingency plans are in place to address the most likely potential risks. Management considers contingency planning to be an ongoing project and will continue to assess and revise the Company's contingency plans up to and beyond December 31, 1999, as necessary. Though essential to the operation of the Company's business, the software and operating systems the Company utilizes may be supplemented by manual processing.

         The total Year 2000 remediation project is estimated to cost approximately $25 million, of which approximately $21 million has been spent to date. All of the projected cost is expected to be funded from operating cash flow. Approximately 80% of the estimated spending relates to the ERP software solution. Costs associated with the ERP software solution are treated as period expense or capitalized and amortized in accordance with applicable accounting principles and Company policy. Costs associated with correcting existing systems are expensed as incurred.

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

         There can be no assurance the Company's actual performance will not differ materially from that projected in the Company's forward-looking statements due to important factors including but not limited to those described below. The Company's expectations with respect to future sales and profits assume reasonable continued growth in the general economy, which affects demand for the Company's products. However, the Company believes that future growth in or contraction of the general economy cannot be forecasted with certainty. The Company's Printed Office Products business has experienced generally declining revenues since 1995 and while the Company has developed programs intended to halt these revenue declines and to increase this business' future revenues, such programs are new to the Company and there can be no assurance such programs will be successful. Certain segments of the Company's Specialty Packaging business have experienced a slowing of their historical revenue growth rates or margin reduction primarily due to greater competition, a maturation of products, and a maturation of certain markets in which these segments participate. The Company's Specialty Packaging business is seeking more rapid growth through development of new products and penetration of new, higher growth markets. However, the Company may be less successful or it may take longer and cost more to develop new products and distribution channels and penetrate new markets than the Company currently anticipates. Loss of customers due to changes in customers' manufacturing processes that reduce or eliminate their need for the Company's products often cannot be predicted and may adversely affect the Company's revenues and profits. The Company has been engaged in monetizing non-strategic, redundant and low-productivity assets. The Company's ability to continue monetizing such assets depends in part upon the Company's ability to identify such assets as they become non-strategic or unproductive, the availability of suitable conversion strategies, demand for such assets among other parties, and market conditions generally. Further, the Company expects to develop programs intended to increase the rate of growth of the Company, which may include plans to acquire other companies, technologies, capabilities, manufacturing plants and personnel. The Company's success in implementing an acquisition program will depend, among other things, on the Company's ability to identify, evaluate, negotiate, integrate and operate acquisitions; the availability of suitable acquisitions to the Company, competition for such acquisitions, the cost and availability of acquisition financing to the Company and others, and capital market conditions generally, all of which are subject to uncertainty.

         Although the Company believes its plan to achieve timely Year 2000 readiness is reasonable based on known facts and circumstances it remains possible that, dependant on factors and future events such as availability in the labor force of information systems programmers and other information systems personnel, the wide variety of information technology systems and components, both hardware and software, that must be evaluated, the large number of external parties with which the Company interacts, responsiveness of third parties beyond the Company's control such as system vendors, service suppliers, and others with whom the Company interacts, the capabilities of the information systems which the Company intends to utilize, and the inability of available testing and contingency planning procedures to identify and confirm with certainty the resolution of all possible information technology or other Year 2000 problems, achieving Year 2000 readiness may take longer, cost more, or be less complete than the Company anticipates. Due to numerous uncertainties including those listed above, no assurances can be given that the Company will achieve Year 2000 readiness on a timely basis, that third parties with whom the Company contracts will achieve Year 2000 readiness on a timely basis, that the Company's Year 2000 project will be completed within current cost estimates, that the Year 2000 issue will not precipitate disruptions in financial markets or the economy generally, which could materially, if indirectly, affect the Company, or that the Year 2000 issue will not cause other consequences for the Company which could be adverse and material.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders

The 1999 Annual Meeting of Shareholders of the Company was held on May 5, 1999, and proxies were solicited under Regulation 14A of the Securities Exchange Act of 1934.

The following nominees for director were elected to serve as directors until the 2002 Annual Meeting of Shareholders:

                                                          VOTES                    VOTES
                      DIRECTOR                             FOR                    WITHHELD
                      --------                             ---                    --------
                 Henry Curtis VII                       13,880,698                104,143
                 C. Douglas Miller                      13,883,876                100,965
                 G. Harold Northrop                     13,877,321                107,519


The following directors continued in office as directors after the 1999 Annual Meeting for the following terms:

                          DIRECTORS                                 TERM EXPIRES
                          ---------                                 ------------
                    Thomas F. Keller                                    2000
                    Daniel W. McGlaughlin                               2000
                    Joe W. Rogers, Jr.                                  2000
                    William B. Stokely, III                             2000
                    Larry L. Gellerstedt, III                           2001
                    Hollis L. Harris                                    2001
                    W. Stell Huie                                       2001
                    James F. McDonald                                   2001

The shareholders also voted upon and approved the adoption of the American Business Products, Inc. 1999 Incentive Compensation Plan.

                        VOTES                            VOTES
                         FOR                            AGAINST                  ABSTENTIONS
                      ----------                       ---------                 -----------
                      11,873,885                       2,047,961                   62,992

With respect to each of the foregoing matters, there were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits:

NUMBER                             DESCRIPTION
------                             -----------
         10.1     Employment Agreement dated May 11, 1999, between American
                  Business Products, Inc. and Larry L. Gellerstedt, III, filed herewith.

         10.2     Rights Agreement, dated as of May 5, 1999, between American
                  Business Products, Inc. and Equiserve Trust Company, N.A., which includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.
                  (Incorporated herein by reference to Exhibit 1 to the Current
                  Report on Form 8-K dated May 5, 1999, SEC File No.1-7088.)

         10.3     American Business Products, Inc. 1999 Incentive Compensation
                  Plan, filed herewith.

         27 Financial Data Schedules for Second Quarter 1999 10-Q (for SEC use only)


b. Reports on Form 8-K.

         On May 7, 1999 the Company filed a Current Report on Form 8-K, dated May 5, 1999, to report the declaration of one common share purchase right for each outstanding share of common stock of the Company payable on May 17, 1999 to the shareholders of record as of the close of business on that date.

         On June 3, 1999 the Company filed a Current Report on Form 8-K, dated June 1, 1999, to report the completion of the sale of its book manufacturing business.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN BUSINESS PRODUCTS, INC.
                                                 (Registrant)



Date:  July 21, 1999                          /s/ Richard G. Smith
                                        --------------------------------
                                        Richard G. Smith
                                        Vice President
                                        and Chief Financial Officer


                                             /s/ Raymond J. Wilson
                                        --------------------------------
                                        Raymond J. Wilson
                                        Corporate Controller

                        AMERICAN BUSINESS PRODUCTS, INC.

                                INDEX OF EXHIBITS

NUMBER                      DESCRIPTION
------                      -----------
10.1     Employment Agreement dated May 11, 1999, between American Business
         Products, Inc. and Larry L. Gellerstedt, III, filed herewith.

10.2     Rights Agreement, dated as of May 5, 1999, between American Business
         Products, Inc. and Equiserve Trust Company, N.A., which includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B. (Incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K dated May 5, 1999, SEC
         File No.1-7088.)

10.3 American Business Products, Inc. 1999 Incentive Compensation Plan, filed herewith.

27 Financial Data Schedules for Second Quarter 1999 10-Q (for SEC use only)