Form 10-Q
period 1999-09-30
AMERICAN BUSINESS PRODUCTS INC
filed 1999-10-20
CIK 4672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended   September 30, 1999            Commission file number 1-7088
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


Yes [X]   No[ ]


Common Stock, $2.00 par value                      14,744,195 shares
-----------------------------                      -----------------
           (Class)                        (Outstanding at September 30, 1999)








                                  Page 1 of 19
                            Exhibit Index on Page 19

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        AMERICAN BUSINESS PRODUCTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                  (Dollars in thousands except per share data)


                                                                                    1999                1998
                                                                                ------------        ------------

NET SALES                                                                       $    121,533        $    114,327
                                                                                ------------        ------------

COST AND EXPENSES
  Cost of goods sold                                                                  90,531              81,310
  Selling and administrative expenses                                                 24,495              24,614
                                                                                ------------        ------------
                                                                                     115,026             105,924
                                                                                ------------        ------------


OPERATING INCOME                                                                       6,507               8,403


  Miscellaneous income - net                                                             200                 454
                                                                                ------------        ------------


INCOME BEFORE INTEREST AND INCOME TAXES                                                6,707               8,857


INTEREST INCOME (EXPENSE)
  Interest expense                                                                      (256)             (1,800)
  Interest income                                                                        485               1,236
                                                                                ------------        ------------
                                                                                         229                (564)


INCOME BEFORE INCOME TAXES                                                             6,936               8,293


PROVISION FOR INCOME TAXES                                                             2,404               3,051
                                                                                ------------        ------------

INCOME FROM CONTINUING OPERATIONS                                                      4,532               5,242


DISCONTINUED OPERATION
  Income from operations - net of income taxes of $249                                    --                 331
                                                                                ------------        ------------

NET INCOME                                                                      $      4,532        $      5,573
                                                                                ============        ============


PER COMMON SHARE
  Income from continuing operations
     Basic                                                                      $       0.31        $       0.33
     Diluted                                                                    $       0.31        $       0.33


  Income from discontinued operation
     Basic                                                                      $         --       $        0.02
     Diluted                                                                    $         --       $        0.02


  Net Income
     Basic                                                                      $       0.31        $       0.35
     Diluted                                                                    $       0.31        $       0.35

DIVIDENDS PER COMMON SHARE                                                      $      0.165        $      0.155


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                       14,820,711          15,848,816

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                                            14,838,438          15,892,268

See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                  (Dollars in thousands except per share data)


                                                                                    1999                1998
                                                                                ------------        ------------

NET SALES                                                                       $    350,196        $    346,757
                                                                                ------------        ------------

COST AND EXPENSES
  Cost of goods sold                                                                 254,050             244,921
  Selling and administrative expenses                                                 74,852              74,660
  Other charges                                                                           --               5,155
                                                                                ------------        ------------
                                                                                     328,902             324,736
                                                                                ------------        ------------


OPERATING INCOME                                                                      21,294              22,021


  Miscellaneous income - net                                                           1,088                 197
                                                                                ------------        ------------

INCOME BEFORE INTEREST AND INCOME TAXES                                               22,382              22,218


INTEREST INCOME (EXPENSE)
  Interest expense                                                                    (2,633)             (4,562)
  Interest income                                                                      1,716               3,256
                                                                                ------------        ------------
                                                                                        (917)             (1,306)

INCOME BEFORE INCOME TAXES                                                            21,465              20,912

PROVISION FOR INCOME TAXES                                                             7,557               7,912
                                                                                ------------        ------------

INCOME FROM CONTINUING OPERATIONS                                                     13,908              13,000


DISCONTINUED OPERATION
  Income from operations - net of income taxes of $366                                    --                 487

  Loss on disposal - net of income tax benefit of $542                                (1,513)                 --
                                                                                ------------        ------------

NET INCOME                                                                      $     12,395        $     13,487
                                                                                ============        ============


PER COMMON SHARE
  Income from continuing operations
     Basic                                                                      $       0.92        $       0.81
     Diluted                                                                    $       0.92        $       0.80


  Income (loss) from discontinued operation
     Basic                                                                      $      (0.10)       $       0.03
     Diluted                                                                    $      (0.10)       $       0.03


  Net Income
     Basic                                                                      $       0.82        $       0.84
     Diluted                                                                    $       0.82        $       0.83

DIVIDENDS PER COMMON SHARE                                                      $      0.495        $      0.465


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                       15,071,191          16,084,491

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                                            15,096,108          16,157,613

See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                September 30,       December 31,
                                                                                    1999                1998
                                                                                ------------        ------------
                                                                                 (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                     $     33,748        $     60,034
  Accounts receivable, less allowances of
    $1,770 and $1,133                                                                 60,736              50,398
  Inventories                                                                         29,528              32,044
  Net assets of discontinued operation                                                    --              15,000
  Other                                                                               11,720               8,735
                                                                                ------------        ------------
    Total Current Assets                                                             135,732             166,211

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                                                 2,523               2,523
  Buildings and improvements                                                          38,752              38,115
  Machinery, equipment and software                                                  109,465              82,252
  Construction in progress                                                             1,628              12,091
                                                                                ------------        ------------
                                                                                     152,368             134,981
  Less accumulated depreciation                                                       66,698              57,640
                                                                                ------------        ------------
                                                                                      85,670              77,341

INTANGIBLE ASSETS FROM ACQUISITIONS
  Goodwill, less amortization of $6,750 and $5,863                                    35,770              26,339
  Other, less amortization of $5,623 and $5,328                                          551                 619
                                                                                ------------        ------------
                                                                                      36,321              26,958

DEFERRED INCOME TAXES                                                                 10,724              14,724
OTHER ASSETS                                                                          14,212              16,010
                                                                                ------------        ------------
TOTAL ASSETS                                                                    $    282,659        $    301,244
                                                                                ============        ============

CURRENT LIABILITIES
  Accounts payable                                                              $     42,026        $     45,881
  Salaries and wages                                                                   7,030               9,442
  Profit sharing contributions                                                         1,430               3,473
  Current maturities of long-term debt                                                 8,581               8,833
                                                                                ------------        ------------
    Total Current Liabilities                                                         59,067              67,629

LONG-TERM DEBT                                                                        34,937              34,016
SUPPLEMENTAL RETIREMENT BENEFITS                                                      18,520              20,418
POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS                                            13,789              16,441

STOCKHOLDERS' EQUITY
  Common stock - $2 par value; authorized 50,000,000 shares,
    issued 16,938,397 and 16,740,197 shares                                           33,877              33,480
  Additional paid-in capital                                                          10,856               8,169
  Retained earnings                                                                  151,746             146,824
  Unearned compensation                                                                 (605)                 --
                                                                                ------------        ------------
                                                                                     195,874             188,473
  Less 2,194,202 and 1,330,102 shares of common
    stock in treasury - at cost                                                       39,528              25,733
                                                                                ------------        ------------
                                                                                     156,346             162,740
                                                                                ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    282,659        $    301,244
                                                                                ============        ============

See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                             (Dollars in thousands)

                                                                                                            1999             1998
                                                                                                          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Continuing Operations
  Income from continuing operations                                                                       $ 13,908           13,000
                                                                                                          --------         --------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                          11,254            9,162
     Loss on disposition of plant and equipment                                                                 95            3,913
     Loss on sale of joint venture investment                                                                   --            1,849
     Change in assets and liabilities, excluding effects of acquisitions and dispositions:
          (Increase) decrease in accounts receivable                                                        (8,079)             444
          Decrease in inventories                                                                            3,536              103
          (Increase) decrease in other current assets                                                         (488)           7,986
          Decrease in intangible and other assets                                                            1,150              157
          Decrease in accounts payable                                                                      (4,415)          (1,062)
          Increase (decrease) in other current liabilities                                                  (2,901)           1,709
          Decrease in supplemental retirement benefits and postemployment                                   (4,550)          (1,130)
          (Increase) decrease in deferred income taxes                                                       3,160           (1,016)
                                                                                                          --------         --------
               Total adjustments                                                                            (1,238)          22,115

               Net cash provided by continuing operations                                                   12,670           35,115

  Discontinued Operation
  Income (loss) from discontinued operation                                                                 (1,513)             487
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                           1,136            1,949
     Write-down of assets to net realizable value                                                            1,156               --
     Gain on disposition of plant and equipment                                                                 --              (79)
     Change in assets and liabilities:
          (Increase) decrease in accounts receivable                                                         1,401           (1,499)
          (Increase) decrease in inventories                                                                   267             (246)
          Increase in other current assets                                                                  (1,851)            (180)
          (Increase) decrease in intangible and other assets                                                    42              (37)
          Increase (decrease) in accounts payable                                                           (3,336)             737
          Decrease in other current liabilities                                                               (209)             (64)
          Increase in supplemental retirement benefits and postemployment benefits                              --               73
          (Increase) decrease in deferred income taxes                                                         840              (93)
                                                                                                          --------         --------
               Total adjustments                                                                              (554)             561

               Net cash provided (used) by discontinued operation                                           (2,067)           1,048

               Net cash provided by operating activities                                                    10,603           36,163

CASH FLOWS FROM INVESTING ACTIVITIES
  Continuing Operations
  Decrease in and liquidation of cash value of life insurance                                                  800            3,594
  Net assets acquired                                                                                      (15,644)              --
  Additions to property, plant and equipment                                                               (13,767)         (15,726)
  Proceeds from sale of joint venture investment                                                                --            4,446
  Proceeds from disposition of property, plant and equipment                                                   119            3,950
                                                                                                          --------         --------
                                                                                                           (28,492)          (3,736)
  Discontinued Operation
  Additions to property, plant and equipment                                                                (2,328)          (3,146)
  Proceeds from disposition of discontinued operation                                                       12,033               --
  Proceeds from disposition of property, plant and equipment                                                    17               85
                                                                                                          --------         --------
                                                                                                             9,722           (3,061)

               Net cash used by investing activities                                                       (18,770)          (6,797)

CASH FLOWS FROM FINANCING ACTIVITIES
  Continuing Operations
  Reductions of long-term debt                                                                                (171)            (173)
  Issuance of long-term debt                                                                                 1,016               --
  Sales and exchanges of common stock                                                                          499              465
  Repurchase of common stock                                                                               (11,814)         (16,629)
  Dividends paid                                                                                            (7,473)          (7,464)
                                                                                                          --------         --------
                                                                                                           (17,943)         (23,801)
  Discontinued Operation
  Reductions of long-term debt                                                                                (176)            (131)
                                                                                                          --------         --------

               Net cash used by financing activities                                                       (18,119)         (23,932)

  Net increase (decrease) in cash and cash equivalents                                                     (26,286)           5,434
  Cash and cash equivalents at beginning of period                                                          60,034           75,092
                                                                                                          --------         --------
  Cash and cash equivalents at end of period                                                              $ 33,748         $ 80,526
                                                                                                          ========         ========

See accompanying notes to condensed consolidated financial statements.

                        AMERICAN BUSINESS PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Unaudited Condensed Consolidated Financial Statements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles which in certain instances require the use of management's estimates. The information contained in these condensed consolidated financial statements and notes for the three and nine month periods ended September 30, 1999 and 1998 is unaudited but, in the opinion of management, all adjustments necessary for a fair presentation of such information have been made. All such adjustments are of a normal recurring nature. Certain 1998 amounts have been reclassified to conform with the 1999 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

5.       Inventories

Inventories consisted of the following at the dates indicated:

                                                                   September 30,           December 31,
                                                                       1999                    1998
                                                                   -------------           ------------
                                                                    (Unaudited)
        (in thousands)
        Raw materials                                              $     14,960            $     16,740
        Work in process                                                   4,173                   3,712
        Finished goods                                                   12,371                  14,021
                                                                   ------------            ------------
                                                                         31,504                  34,473
        Inventory obsolescence reserve                                   (1,976)                 (2,429)
                                                                   ------------            ------------
        Net inventory                                              $     29,528            $     32,044
                                                                   ============            ============

6.       Comprehensive Income


Total comprehensive income for the nine months ended September 30, 1999 and 1998 was as follows (unaudited):

                                                                      Nine months ended September 30,
                                                                   ------------------------------------
                                                                       1999                    1998
                                                                   ------------            ------------
        (in thousands)
        Net income                                                 $     12,395            $     13,487
        Foreign currency translation adjustments                             --                    (261)
                                                                   ------------            ------------
        Comprehensive income                                       $     12,395            $     13,226
                                                                   ============            ============


For the three months ended September 30, 1999 and 1998, net income and comprehensive income were the same.

7.       Acquisition

On April 30, 1999 the Company acquired substantially all of the property, rights and assets of Tekkote Corp., a manufacturer of coated and printed products for use in packaging and related fields. The transaction has been accounted for as a purchase with the results of Tekkote Corp. included with those of the Company's extrusion coating and laminating segment beginning May 1, 1999. The negotiated purchase price was $14.3 million in cash, and assumption of a note payable of $1.0 million. The principal and interest, based on LIBOR, of the note are due October 31, 2000.

The following are the components of net assets acquired of Tekkote Corp.:

                                                                           April 30, 1999
                                                                          ----------------
        (in thousands)
        Accounts receivable                                               $          2,258
        Inventory                                                                    1,019
        Other current assets                                                            10
        Property, plant and equipment                                                5,875
        Other long-term assets                                                         152
        Goodwill                                                                    10,264
        Other intangible assets                                                        229
        Accounts payable                                                            (3,788)
        Other current liabilities                                                     (375)
                                                                          ----------------

        Net assets acquired                                               $         15,644
                                                                          ================

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

The Company assigned certain operating leases entered into by BookCrafters USA, Inc. prior to the sale. The Company guaranteed the payments on these leases which expire between January 1, 2003 and January 1, 2004. At September 30, 1999, the aggregate amount of guaranteed lease payments was $2,179,650.

In the first quarter of 1999, the Company recorded a loss of $1,513,000 after tax for the disposal of the segment. No adjustment was required to the loss on disposal of the segment at the date of sale.

The following are the components of the net assets for discontinued operations of BookCrafters USA, Inc.:

        (in thousands)                                                      December 31,
                                                                                1998
                                                                          ----------------
        Current net assets:
        Accounts receivable                                               $          9,463
        Inventory                                                                    2,483
        Other assets                                                                     5
        Accounts payable                                                            (3,730)
                                                                          ----------------
        Total net current assets                                                     8,221

        Long-term assets:
        Property, plant and equipment, net of accumulated
          depreciation of $20,719                                                    6,682
        Other long-term                                                                 97
                                                                          ----------------
        Total long-term assets                                                       6,779

        Net assets of discontinued operation                              $         15,000
                                                                          ================

Assets are shown at their net realizable values and liabilities are shown at their face amounts.

Summarized income statement information for BookCrafters USA, Inc. is as follows (unaudited):

        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998       1999                    1998
                                                                   --------                --------
        (in thousands)
        Net sales                                                  $     --                $ 12,612
        Operating Income                                           $     --                $    564

        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
        (in thousands)
        Net sales                                                  $ 18,799                $ 36,390
        Operating income (loss)                                    $   (888)               $    854

9.       Compensation Plans

The Company adopted the American Business Products, Inc. 1999 Incentive Compensation Plan (the "1999 Plan"), at the 1999 Annual Meeting of Shareholders held on May 5, 1999. Future stock-based compensation will be made pursuant to the 1999 plan, which will replace the 1991 Stock Incentive Plan and the 1993 Directors' Stock Incentive Plan. Under the 1999 plan, options may be granted at fair value to key employees. As of September 30, 1999, the Company has issued options to purchase 317,000 shares of Common Stock pursuant to the 1999 Plan. The 1999 plan also provides for performance share awards. The Company issued 171,000 shares of restricted stock during the second quarter of 1999 pursuant to the 1999 Plan that may vest in whole or in part, or may be forfeited, based on the Company's performance over the next three years. As a result of the resignation of the Company's Chairman and Chief Executive Officer in September 1999, the Company anticipates that 131,000 of these shares with a fair value at date of grant of $1,981,375 will be forfeited. As such, these shares are recorded as a component of treasury stock in the accompanying September 30, 1999 Condensed Consolidated Balance Sheet. The fair value of the restricted shares still outstanding at date of grant was $605,000 which is recorded as unearned compensation in the accompanying September 30, 1999 Condensed Consolidated Balance Sheet. The Company also issued 100 shares of restricted stock pursuant to the 1999 Plan to each nonemployee director during the second quarter of 1999, for a total of 1,000 shares, resulting in $15,125 of compensation expense recorded in selling and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

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

11.      Business Segment Information

     (unaudited)
     (in thousands)                                     Net External        Net Internal          Operating
     THREE MONTHS ENDED SEPTEMBER 30, 1999                  Sales               Sales           Profit (Loss)
                                                      -----------------   -----------------   -----------------

    Extrusion Coating & Laminating                    $          38,072   $             426   $           2,984
    Soft Packaging                                               23,693               1,404               1,541
    Labels                                                       15,555                 610                 842
                                                      -----------------   -----------------   -----------------
    Total Specialty Packaging Business                           77,320               2,440               5,367

    Printed Office Products                                      44,213                  --               2,649
    Corporate                                                        --                  --              (1,309)
                                                      =================   =================   =================
    Total                                             $         121,533   $           2,440   $           6,707
                                                      =================   =================   =================

    NINE MONTHS ENDED SEPTEMBER 30, 1999

    Extrusion Coating & Laminating                    $         100,545   $           1,255   $           9,044
    Soft Packaging                                               69,522               4,449               4,990
    Labels                                                       47,500               3,299               5,185
                                                      -----------------   -----------------   -----------------
    Total Specialty Packaging Business                          217,567               9,003              19,219

    Printed Office Products                                     132,629                  --               6,048

    Corporate                                                        --                  --              (2,885)
                                                      =================   =================   =================
    Total                                             $         350,196   $           9,003   $          22,382
                                                      =================   =================   =================


    THREE MONTHS ENDED SEPTEMBER 30, 1998

    Extrusion Coating & Laminating                    $          31,271   $             324   $           3,556
    Soft Packaging                                               21,458               1,462               1,255
    Labels                                                       15,153               1,061               2,416
                                                      -----------------   -----------------   -----------------
    Total Specialty Packaging Business                           67,882               2,847               7,227

    Printed Office Products                                      46,445                   3               2,602
    Corporate                                                        --                  --                (972)
                                                      =================   =================   =================
    Total                                             $         114,327   $           2,850   $           8,857
                                                      =================   =================   =================

    NINE MONTHS ENDED SEPTEMBER 30, 1998

    Extrusion Coating & Laminating                    $          93,318   $             655   $          10,203
    Soft Packaging                                               64,683               4,947               3,370
    Labels                                                       44,910               3,467               8,157
                                                      -----------------   -----------------   -----------------
    Total Specialty Packaging Business                          202,911               9,069              21,730

    Printed Office Products                                     143,846                  10               4,052
    Corporate                                                        --                  --              (3,564)
                                                      =================   =================   =================
    Total                                             $         346,757   $           9,079   $          22,218
                                                      =================   =================   =================

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

         Net sales from continuing operations for the third quarter of 1999 were $121.5 million, an increase of 6.3%, compared to $114.3 million in the third quarter of 1998. Net sales from continuing operations for the nine months ended September 30, 1999 were $350.2 million, an increase of 1.0% from the $346.8 million of net sales for the nine months ended September 30, 1998. A more detailed analysis of net sales is included in the discussion below of the Company's two continuing businesses: Specialty Packaging and Printed Office Products.

         The Company's gross profit margin from continuing operations was 25.5% in the third quarter of 1999 compared to 28.9% in the third quarter of 1998. The reduced margin in the third quarter of 1999 resulted from the acquisition in the second quarter of 1999 of substantially all of the property, rights and assets of Tekkote Corp. ("Tekkote") whose gross margin is less than that of the Company's other operations, reduced sales in the other operations and factors affecting individual segments' results as discussed more fully below. The Company's gross margin from continuing operations for the nine months ended September 30, 1999 was 27.5% compared to 29.4% for the nine months ended September 30, 1998. The reduced margin in the first nine months of 1999 was due primarily to the same factors as in the third quarter.

         Selling and administrative expense from continuing operations (as a percentage of net sales) was 20.2% in the third quarter of 1999 compared to 21.5% in the third quarter of 1998. Included in the results for the third quarter of 1999 were estimated costs of approximately $1.2 million related to the resignation of the Company's Chairman and Chief Executive Officer, interim management arrangements and a search for a successor. Exclusive of these costs, selling and administrative expenses from continuing operations (as a percentage of sales) for the third quarter of 1999 would have been 19.2%. The lower percentage in the third quarter of 1999 was due primarily to expense reduction initiatives, particularly in the Company's Printed Office Products segment as discussed more fully below. Selling and administrative expenses from continuing operations (as a percentage of sales) for the nine months ended September 30, 1999 were 21.4% compared to 21.5% for the nine months ended September 30, 1998. Excluding the transition costs referred to above, selling and administrative expenses from continuing operations (as a percentage of sales) for the nine months ended September 30, 1999 would have been 21.0%. Included in the results for the nine months ended September 30, 1998 were charges related to management changes and reorganization at the Company's Printed Office Products business of $1.4 million. Excluding these charges, selling and administrative expenses from continuing operations (as a percentage of sales) for the nine months ended September 30, 1998 would have been 21.1%.

         During the second quarter of 1998, the Company conducted an extensive review of a custom-designed software system that was being developed by the Company's Printed Office Products business. The Company then decided to discontinue the software development project. Discontinuance of this project necessitated the Company to record a pre-tax charge of approximately $5.2 million to write off the Company's investment in the project.

         Miscellaneous-net income was $0.2 million in the third quarter of 1999 compared to miscellaneous-net income of $0.5 million in the third quarter of 1998. Miscellaneous net income for the nine months ended September 30, 1999 was $1.1 million, compared to $0.2 million of miscellaneous net income for the nine months ended September 30, 1998. The nine months ended September 30, 1998 results included a loss on the sale of the Company's investment in Curtis 1000 Europe GmbH of approximately $1.8 million and gains from asset disposals of $1.2 million.

         Interest expense for the third quarter of 1999 was $0.3 million, a decrease of 85.8% from $1.8 million in the third quarter of 1998. Interest expense for the nine months ended September 30, 1999 was $2.6 million, a decrease of 42.3% from the $4.6 million for the nine months ended September 30, 1998. Included in the results for the third quarter of 1999 and the nine months ended September 30, 1999 was a reduction of interest expense of $1.1 million resulting from downward revaluation of the Company's liabilities for supplemental retirement benefits as a result of increases in bond market interest rates which affect valuation of this liability. Included in the results for the third quarter of 1998 and the nine months ended September 30, 1998 was an increase in interest expense of $0.3 million resulting from upward revaluation of the Company's liabilities for supplemental retirement benefits as a result of decreases in bond market interest rates. The remaining decrease in 1999 is due primarily to reduced long-term debt.

         Interest income for the third quarter of 1999 was $0.5 million, a decrease of 60.8% from the $1.2 million in the third quarter of 1998. Interest income for the nine months ended September 30, 1999 was $1.7 million, a decrease of 47.3% from the $3.3 million for the nine months ended September 30, 1998. The decrease in 1999 was due primarily to lower average investment balances.

         The Company's effective income tax rate from continuing operations decreased to 34.7% in the third quarter of 1999 compared to 36.8% in the third quarter of 1998. The effective tax rate was 35.2% and 37.8% for the nine month periods ended September 30, 1999 and September 30, 1998, respectively. The lower effective rate in 1999 resulted from state tax planning initiatives which were implemented at the beginning of the year and favorable resolution of prior period liabilities. The higher effective rate for the nine months ended September 30, 1998 was impacted by the non-deductible portion of the loss on the sale of the Company's investment in Curtis 1000 Europe GmbH.

Specialty Packaging

         The Company's Specialty Packaging business is composed of three segments: extrusion coating and laminating of packaging and other products, soft packaging including Tyvek(R) mailers, and printing of labels.

         On April 30, 1999, the Company acquired Tekkote, a manufacturer of coated and printed products for use in packaging and related fields whose revenues for 1998 were approximately $30.0 million. The negotiated purchase price was $14.3 million in cash and a note payable of $1.0 million due October 31, 2000. This acquisition has enabled the extrusion coating and laminating segment to offer a broader line of release liner products used in pressure sensitive applications and packaging. The acquisition has been accounted for as a purchase with the results of Tekkote included with those of the Company's extrusion coating and laminating segment beginning May 1, 1999.

         In the third quarter of 1999, the Company's Specialty Packaging business' net sales were $79.8 million, an increase of 12.8%, compared to $70.7 million in the third quarter of 1998. Net sales for the nine months ended September 30, 1999 were $226.6 million, an increase of 6.9%, compared to $212.0 million for the nine months ended September 30, 1998. The sales increase in the third quarter of 1999 was due primarily to the inclusion of sales from the acquisition of Tekkote and revenue gains in the soft packaging segment. The sales increase for the nine months ended September 30, 1999 was due primarily to the inclusion of sales from the acquisition of Tekkote and revenue gains in the soft packaging and labels segments partially offset by revenue declines in the extrusion coating and laminating segment exclusive of Tekkote. A more detailed explanation of each of the segments results is discussed below.

         The Company measures each of its businesses' and segments' operating profit, which the Company defines as income before interest and taxes less a capital charge equal to 2.5% of the net assets used by that business or segment.

         In the third quarter of 1999, the Company's Specialty Packaging business' operating profit was $5.4 million, a decrease of 25.7%, compared to $7.2 million in the third quarter of 1998, and in the nine months ended September 30, 1999, was $19.2 million, a decrease of 11.6%, compared to $21.7 million for the first nine months of 1998. The decreases were due to lower operating profits in the extrusion coating and laminating and the labels segments, partially offset by higher operating profits in the soft packaging segment.

         The Specialty Packaging business' extrusion coating and laminating segment generated net sales of $38.5 million in the third quarter of 1999, a 21.8% increase, compared to $31.6 million in the third quarter of 1998. Net sales for the extrusion coating and laminating segment for the nine months ended September 30, 1999 were $101.8 million, an increase of 8.3%, compared to $94.0 million for the nine months ended September 30, 1998. The sales increases in 1999 were due primarily to the inclusion of sales from the Tekkote acquisition, partially offset by reduced demand for certain mature products.

         The extrusion coating and laminating segment reported operating profit in the third quarter of 1999 of $3.0 million, a decrease of 16.1%, compared to operating profit of $3.6 million in the third quarter of 1998. The decrease in the third quarter was due primarily to lower unit prices, reduced demand for certain mature products, and raw materials price increases that may not immediately be passed through to the segment's customers. Operating profit for the extrusion coating and laminating segment for the first nine months of 1999 was $9.0 million, a decrease of 11.4%, compared to $10.2 for the nine months ended September 30, 1998. The decrease in the first nine months of 1999 was due primarily to lower unit prices and reduced demand for certain mature products.

         The Company is continuing to seek to accelerate the growth of its extrusion coating and laminating segment by developing or acquiring complementary technologies, capabilities, manufacturing plants and personnel. In line with this objective, the Company completed the acquisition of Tekkote during the second quarter of 1999 discussed above. In addition, the Company is taking action to contain fixed costs while intensifying its programs to develop additional new products and markets to sustain growth.

         The Specialty Packaging business' soft packaging segment generated net sales of $25.1 million in the third quarter of 1999, an increase of 9.5%, compared to $22.9 million in the third quarter of 1998. Net sales for the nine months ended September 30, 1999 for the specialty packaging segment were $74.0 million, an increase of 6.2%, compared to $69.6 million for the nine months ended September 30, 1998. Sales growth in 1999 resulted primarily from increased demand for specialty packages from the soft goods fulfillment market, partially offset by a reduction in sales of standard Priority Mail envelopes due to cost containment programs implemented by the United States Postal Service in the second quarter of 1999.

         The soft packaging segment reported operating profit in the third quarter of 1999 of $1.5 million, an increase of 22.8%, compared to operating profit of $1.3 million in the third quarter of 1998. Operating profit for the soft packaging segment for the nine months ended September 30, 1999 was $5.0 million, an increase of 48.1%, compared to $3.4 million for the nine months ended September 30, 1998. The increase in 1999 operating profit resulted from increased sales as well as improved margins from the expansion of higher value-added packaging sales to the growing fulfillment market.

         The Specialty Packaging business' labels segment generated net sales of $16.2 million in the third quarter of 1999, a 0.3% decrease, compared to $16.2 in the third quarter of 1998. During the third quarter of 1999 the labels segment experienced increased sales of multi-color, higher quality labels and decreased sales of single-color labels for office applications, which users may produce for themselves with personal computers and inexpensive printers, compared with the third quarter of 1998. Net sales for the nine months ended September 30, 1999 for the label segment were $50.8 million, an increase of 5.0%, compared to $48.4 million for the nine months ended September 30, 1998. The increase in the first nine months of 1999 resulted primarily from increased sales of multi-color, higher quality labels, which for the first nine months were only partially offset by decreased demand for single-color labels.

         The Company's labels segment reported operating profit in the third quarter of 1999 of $0.8 million, a decrease of 65.1%, compared to operating profit of $2.4 million in the third quarter of 1998. The decrease in the third quarter of 1999 was due primarily to decreased sales of single-color labels partially offset by increased sales of multi-color, higher quality labels through new distribution channels and to packaging markets, which have yielded lower margins, due in part to competitive conditions and in part to inefficiencies and other start-up costs incurred by the Company in entering and expanding in these new markets. Also, in the third quarter of 1999 the labels segment incurred expense to hire and train additional personnel to facilitate growth of the business in future periods. Operating profit for the label segment for the nine months ended September 30, 1999 was $5.2 million, a decrease of 36.4%, compared to $8.2 million for the nine months ended September 30, 1998. The decrease in 1999 resulted from the previously referenced changes in product mix.

Printed Office Products

         The Company's Printed Office Products segment generated net sales of $44.2 million in the third quarter of 1999, a 4.8% decrease, compared to $46.4 million in the third quarter of 1998. Although lower than the prior year, net sales for the third quarter of 1999 were 1.0% greater than net sales for the second quarter of 1999 which represents a reversal of generally declining sales in recent quarters. In March of 1999, the Company had appointed a new President for its Printed Office Products business and had developed various programs intended to halt the revenue decline and stimulate revenue growth. These programs, which are being implemented, include steps intended to improve the effectiveness of the business' direct sales force by concentrating on core products, developing national accounts, and implementing technology-enabled ordering systems. Net sales for the nine months ended September 30, 1999 for the printed office products segment were $132.6 million, a decrease of 7.8%, compared to $143.9 million for the nine months ended September 30, 1998. The decline in sales in 1999 was due primarily to lack of focus on selling core products, larger backlogs in the first quarter of 1998 caused by production bottlenecks in 1997 and a large order from a single customer in the first quarter of 1998 which was not repeated in 1999.

         The Company's Printed Office Products segment reported operating profit in the third quarter of 1999 of $2.6 million, compared to operating profit of $2.6 million in the third quarter of 1999. Included in the 1999 third quarter results were a series of on-going and one-time expense reduction measures including personnel reductions, employee benefit cost reductions and lower costs resulting from replacing existing supplier contracts with new arrangements. These measures collectively reduced expense net of related implementation costs by approximately $1.2 million in the third quarter and are expected to reduce costs thereafter by approximately $1.2 million per quarter. Operating profit for the Printed Office Products segment for the nine months ended September 30, 1999 was $6.0 million, an increase of 49.3%, compared to $4.1 million for the nine months ended September 30, 1998. Included in the 1998 results are charges related to management changes and reorganization of $1.4 million in the first quarter of 1998, charges from the write-off of the segment's former order entry systems project of $5.2 million in the second quarter of 1998 and gains from the sale of realty rendered redundant by the 1996-1997 plant consolidation program of $0.7 million in the second quarter of 1998. Exclusive of these charges, the Printed Office Products segment would have reported operating profit of $9.9 million for the first nine months of 1998. The decreased operating profit in the third quarter of 1999, exclusive of the expense reductions, and the nine months ended September 30, 1999 was due primarily to the lower sales.

Discontinued Operation

         On May 28, 1999, the Company sold its hardcover and softcover book manufacturing business to The Sheridan Group. The financial statements reflect the operating results of this business as a discontinued operation and prior period financial information has been appropriately restated. This initiative is part of an overall corporate restructuring intended to enhance profitability by focusing the Company on its Specialty Packaging and Printed Office Products businesses. As a result of the disposition, the Company recorded an additional after tax loss of approximately $1.5 million in the first quarter of 1999.

Pro Forma Financial Information

         The Company incurred charges of $1.4 million before tax due to management changes at its Printed Office Products business during the first quarter of 1998, which are recorded in selling and administrative expenses in the accompanying Condensed Consolidated Statements of Income, charges of $5.2 million before tax to write-off the Company's investment in the software development project in the Printed Office Products business in the second quarter of 1998, which is recorded in other charges in the accompanying Condensed Consolidated Statements of Income, a loss of $1.8 million before tax on the sale of the Company's investment in Curtis 1000 Europe GmbH in the second quarter of 1998, which is recorded in miscellaneous-net in the accompanying Condensed Consolidated Statements of Income, and gains of $0.7 million before tax in the second quarter of 1998 from the sale of realty rendered redundant by the plant consolidation program, which are recorded in miscellaneous-net in the accompanying Condensed Consolidated Statements of Income. Excluding these charges the Company would have shown income from continuing operations of $18.0 million, or $1.12 per diluted share, and net income of $18.5 million, or $1.15 per diluted share for the nine months ended September 30, 1998.

Liquidity and Capital Resources

         On April 20, 1999, the Board of Directors authorized the repurchase of an additional 2.0 million shares, or 13% of the Common Stock outstanding, through negotiated transactions and open market purchases. This increases the size of the Company's current stock repurchase program to 3.7 million shares. Since inception of the program, the Company has purchased 1,827,100 shares at a cost of approximately $34.0 million.

         Stockholders' equity decreased $6.4 million during the first nine months of 1999 due primarily to stock repurchases by the Company and totaled $156.3 million at September 30, 1999.

         Cash and cash equivalents decreased $26.3 million during the first nine months of 1999 and totaled $33.7 million at September 30, 1999. Operating activities generated $10.6 million in cash during the first nine months of 1999. The other significant sources of cash in 1999 were $12.0 million from the sale of the Company's book manufacturing segment, $1.0 million from issuance of a note payable in conjunction with the acquisiton of Tekkote, $0.5 million from sales and exchanges of Common Stock and proceeds from Company owned life insurance policies of $0.8 million. The primary uses of cash in 1999 were the purchase of Tekkote for $15.6 million, purchases of $16.1 million of property, plant and equipment, repurchase of $11.8 million of Common Stock, payment of $7.5 million in dividends and repayment of $0.3 million of debt.

         The Company maintains a committed revolving credit agreement (the "Credit Agreement") with a bank under which the Company may borrow up to $50 million through April 22, 2002, at interest rates related to prime and Eurocurrency rates. At September 30, 1999 there were no borrowings under this Credit Agreement. A wholly owned subsidiary of the Company has borrowed approximately $6.5 million through a variable interest rate industrial revenue bond (the "Bond") due May 1, 2031. The interest rate on the Bond was 3.90% at September 30, 1999. The Bond is supported by a letter of credit issued pursuant to the Credit Agreement, which commensurately reduces the balance available to the Company under the Credit Agreement.

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

         The Company has analyzed its IT systems in an effort to identify any systems that may experience problems relating to the Year 2000 issue and implement any changes required to remedy such problems. The result of the analysis was that most of the IT systems used by the Company were vulnerable to potential problems relating to the Year 2000 issue. A Company-wide enterprise resource planning ("ERP") software solution was chosen as the primary means to address the Year 2000 issue. The ERP software was selected not only to address the Year 2000 issue, but also to add functionality and efficiency in the business processes of the Company. The ERP software is being implemented in stages at each of the Company's operating companies. The first stage was comprised primarily of the financial modules. These implementations have been completed. The second stage includes the manufacturing and distribution modules. Current plans call for these modules to be installed in some but not all of the operating companies. This stage has been completed. Remediation and testing of IT systems not replaced by the ERP software solution was completed as of June 30, 1999.

         The Company has assessed its significant non-IT systems that may contain embedded microcontrollers to determine what remediation efforts may be necessary. All non-IT systems tested have been evaluated as being not likely to experience problems relating to the Year 2000 issue or it has been determined that non-compliance will not affect the functionality of the equipment.

         The Company is taking steps intended to assess the Year 2000 readiness of certain third parties whose possible lack of Year 2000 readiness could, in the Company's opinion, cause a materially adverse impact on the Company's business, results of operations or financial condition. The Company has identified and contacted all critical suppliers of goods and services. The Company has received responses from these critical suppliers and has reviewed their Year 2000 readiness based upon their responses. On the basis of these reviews and the Company's evaluation of each supplier's potential impact on its business, contingency plans have been developed. These contingency plans include accepting potential risk from lack of Year 2000 readiness, identifying alternative suppliers of the goods or services and increased inventories.

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

         The total Year 2000 remediation project is estimated to cost approximately $25 million of which approximately $22 million has been spent to date. All of the projected cost is expected to be funded from operating cash flow. Approximately 80% of the estimated spending relates to the ERP software solution. Costs associated with the ERP software solution are treated as period expense or capitalized and amortized in accordance with applicable accounting principles and Company policy. Costs associated with correcting existing systems are expensed as incurred.

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

         There can be no assurance the Company's actual performance will not differ materially from that projected in the Company's forward-looking statements due to important factors including but not limited to those described below. The Company's expectations with respect to future sales and profits assume reasonable continued growth in the general economy, which affects demand for the Company's products. The Company's Printed Office Products business has experienced generally declining revenues since 1995 and while the Company has developed programs intended to halt these revenue declines and to increase this business' future revenues, and while the business' results in the third quarter of 1999 give encouragement with respect to future results, such programs are new to the Company and there can be no assurance that these programs will result in increases in the business' revenues in future periods. The Company's Printed Office Products business has also introduced a series of expense reduction measures. However, there can be no assurance that such measures will continue to be successful or of the level of such success. The Company's Specialty Packaging business has experienced a slowing of its historical revenue growth rates and margin reduction primarily due to greater competition and a maturation of certain markets in which this business participates. The Company's Specialty Packaging business is seeking more rapid growth through development of new products and penetration of new, higher growth markets. However, the Company may be less successful or it may take longer and cost more to develop new products and distribution channels and penetrate new markets than the Company currently anticipates. Loss of customers due to changes in customers' manufacturing processes that reduce or eliminate their need for the Company's products often cannot be predicted and may adversely affect the Company's revenues and profits. The Company has been engaged in monetizing non-strategic, redundant and low-productivity assets. The Company's ability to continue monetizing such assets depends in part upon the Company's ability to identify such assets as they become non-strategic or unproductive, the availability of suitable conversion strategies, demand for such assets among other parties, and market conditions generally. Further, the Company expects to develop programs intended to increase the rate of growth of the Company, which may include plans to acquire other companies and businesses. The Company's success in implementing an acquisition program will depend, among other things, on the Company's ability to identify, evaluate, negotiate, integrate and operate acquisitions; the availability of suitable acquisitions to the Company, competition for such acquisitions, the cost and availability of acquisition financing to the Company and others, and capital market conditions generally, all of which are subject to uncertainty.

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

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits attached hereto:


NUMBER                     DESCRIPTION

    27   Financial Data Schedules for Third Quarter 1999 10-Q (for SEC use only)

b.  Reports on Form 8-K.

    On July 26, 1999 the Company filed a Current Report on Form 8-K, dated July 21, 1999, to report the temporary leave of absence due to medical reasons of Larry L. Gellerstedt, III, Chairman and Chief Executive Officer.

    On September 22, 1999 the Company filed a Current Report on Form 8-K, dated September 16, 1999, to report the resignation of Larry L. Gellerstedt, III as Chairman and Chief Executive Officer of the Registrant and from the Board of Directors of the Registrant; the retention of a national search firm to find a permanent replacement; and the interim appointment of G. Harold Northrop as Chairman of the Board and Daniel W. McGlaughlin as Chief Executive Officer.


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

                                               AMERICAN BUSINESS PRODUCTS, INC.
                                               --------------------------------
                                                        (Registrant)



         Date:  October 20, 1999                   /s/ Richard G. Smith
                                                   ----------------------------
                                                   Richard G. Smith
                                                   Vice President
                                                   and Chief Financial Officer


                                                   /s/ Raymond J. Wilson
                                                   ----------------------------
                                                   Raymond J. Wilson
                                                   Corporate Controller

                        AMERICAN BUSINESS PRODUCTS, INC.

                                INDEX OF EXHIBITS

NUMBER                               DESCRIPTION

27       Financial Data Schedules for Third Quarter 1999 10-Q (for SEC use only)